Form 10QSB
period 2007-11-30
Park & Sell Corp.
filed 2008-01-11
CIK 1418196

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-147299

PARK AND SELL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

21 Chaparral Bay SE
Calgary, Alberta T2X 3P5
(Address of principal executive offices, including zip code.)

(403) 612-9878
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of January 10, 2008, the Company had 5,000,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Park and Sell Corp.
(A Development Stage Company)

November 30, 2007
Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Park and Sell Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,
	2007	August 31,
		$2007
	(unaudited)	$

ASSETS

Current Assets
Cash	3,298	4,894
Total Assets	3,298	4,894

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	10,938	–
Due to related party (Note 3(a))	24,509	15,509
Total Liabilities	35,447	15,509

Commitments (Note 1)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value	50	50

Additional Paid-In Capital	4,950	4,950

Donated Capital (Notes 3(b) and (c))	6,800	5,600

Deficit Accumulated During the Development Stage	(43,949)	(21,215)

Total Stockholders’ Deficit	(32,149)	(10,615)

Total Liabilities and Stockholders’ Deficit	3,298	4,894

(The accompany notes are an integral part of these financial statements.)

Park and Sell Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Three Months
	June 27, 2006	Ended	Ended
	(Date of Inception)	November 30,	November 30,
	to November 30, 2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses
Donated capital (Notes 3(b) and (c))	6,800	1,200	1,200
General and administrative	421	6	–
Professional fees	36,728	21,528	–

Total Expenses	43,949	22,734	1,200

Net Loss For the Period	(43,949)	(22,734)	(1,200)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		5,000,000	5,000,000

(The accompany notes are an integral part of these financial statements.)

Park and Sell Corp. (A Development Stage Company) Statements of Cash Flows (Expressed in US dollars) (unaudited)
	Accumulated from	Three Months	Three Months
	June 27, 2006	Ended	Ended
	(Date of Inception)	November 30,	November 30,
	to November 30, 2007	2007	2006
	$	$	$
Operating Activities

Net loss for the period	(43,949)	(22,734)	(1,200)

Adjustments to reconcile net loss to cash

Donated rent	3,400	600	600
Donated services	3,400	600	600

Change in working capital items

Accounts payable	10,938	10,938	–

Net Cash Used In Operating Activities	(26,211)	(10,596)	–

Financing Activities

Advances from a related party	24,509	9,000	–
Proceeds from issuance of common stock	5,000	–	–

Net Cash Flows Provided By Financing Activities	29,509	9,000

Increase (Decrease) in Cash	3,298	(1,596)	–

Cash - Beginning of Period	–	4,894	–

Cash - End of Period	3,298	3,298	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompany notes are an integral part of these financial statements.)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

1.	Development Stage Company

Park and Sell Corp. (The “Company”) was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is offering clients a convenient and hassle free approach to selling their vehicles, ATVs, motorcycles, RVs and boats privately for a fixed fee.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has never generated any revenues, has a working capital deficit of $32,149 and has accumulated losses of $43,949 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to register a minimum of 1,000,000 common shares and a maximum of 2,000,000 common shares at $0.10 per common stock for minimum proceeds of $100,000 and maximum proceeds of $200,000. The SB-2 was declared effective on November 21, 2007. As at November 30, 2007, no common shares have been issued with respect to the SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Financial Instruments

Financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to November 30, 2007.

	k)	Recent Accounting Pronouncements

In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect any significant impact of the adoption of this statement on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board “(FASB)” issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending August 31, 2009. The Company does not expect any significant impact of the adoption of this statement on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending August 31, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

3.	Related Party Transactions

a)

As at November 30, 2007, the Company owes the President of the Company $24,509 (2006 - $15,509) for payment of legal fees and administrative expenses. The amount owing is unsecured, non-interest bearing and payable on demand.

b)

Commencing July 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the three months ended November 30, 2007, donated services of $600 (November 30, 2006 - $600) was charged to operations and treated as donated capital.

c)

Commencing July 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the three months ended November 30, 2007, donated rent of $600 (November 30, 2006 - $600) was charged to operations and treated as donated capital.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. Further, if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

     Assuming we raise the minimum amount in our offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire one additional employee provided we raise at least $150,000 in our public offering.

     We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in this offering. If we raise more than the minimum, we intend to spend more on the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

     Upon completion of our public offering, our specific goal is to profitably sell our services to individual clients who are in need of finding a trustworthy and hassle free way to sell their used vehicles, ATVs, motorcycles, campers, RVs and boats. We intend to accomplish this through the following milestones:

1.

Complete our public offering. We are in the midst of the offering now. We believe that we will raise sufficient capital to begin our operations. We will not begin operations until we have closed our offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing the offering, we will immediately begin our search to find a suitable one- acre lot in a good location on a main artery. A lot of this caliber will cost approximately $3,500 per month. Finding this lot and taking possession of it will take approximately 60 days.

3.

Once the lot is in place, we will immediately begin to establish our office. Sourcing out and positioning a portable office on the site will take between 14 and 21 days at a rental cost of approximately $1,000 per month. Once the office is in place we are counting on an additional 7 to 10 business days to acquire the equipment we need and to set the office up. We believe the cost to establish our office will be $5,000.

4.	Once the lot is in place and only if we raise at least $150,000 in our public offering, we intend to hire an on-site assistant who will handle our administrative duties at our lot site.

5.

After our office is established and the on-site assistant is in place, we intend to launch our website in an attempt to begin attracting our clients. We believe that it will cost up to $5,000 to have our website initially operational and $3,000 to have our database initially ready to receive information. Both the initial operation of the website and the database in anticipated to be ready within 60 days from the start date. The start date will be once we raise the minimum amount of the offering. As our business grows and our customer base increases we will upgrade both the website and data base. Both upgrades will be ongoing during the life of the business.

6.

As soon as our website is operational, we will begin to further market our services through traditional sources such as signage, trade magazines, newspaper advertising, telephone directories and flyers. We intend to target sellers of used vehicles and RVs who want to avoid the hassle of selling the property on their own. We will also explore using inbound links that connect directly to our website from search engines and community affiliated sites. We believe it will cost a minimum of $8,000 for a marketing campaign. We will initiate this marketing program from revenues generated from our operations. Marketing is an ongoing matter that will continue during the life of our operations. We believe we will concrete results from our marketing campaign within 60 to 90 days of the launch.

     In summary, we should be in full operation and receiving orders within 180 days of completing our public offering which we are currently undertaking. We estimate that we will generate revenue 60 to 90 days after beginning operations.

     Until our website is fully operational, we do not believe that clients will use our services to sell their vehicle.

     If we are unable to attract clients to our services, we may have to suspend or cease operations.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on June 27, 2006 to November 30, 2007

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this public offering. We have prepared an internal business plan. Our loss since inception is $43,949 of which $36,728 is for legal fees, $421 is for filing fees and general office costs, and $6,800 is for rent and services donated by our President. We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we complete this offering.

     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $5,000.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

     As of November 30,2007, our total assets were $3,298 in cash and our total liabilities were $35,447 comprised of accounts payable of $10,938 and a loan of $24,509 from our President to pay for legal, accounting and other expenses associated with the this offering. The amount due Mr. Trumper will not be repaid from the proceeds of this offering. The loan is without interest, unsecured, and due on demand. The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report we have commenced raising funds but yet to issue any shares.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January, 2008.

PARK AND SELL CORP.

BY:  MICHAEL TRUMPER
        Michael Trumper, President, Principal Executive
        Officer, Treasurer, Principal Financial Officer,
        and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).