Form 10-Q
period 2008-02-29
Park & Sell Corp.
filed 2008-04-14
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-147299

PARK AND SELL CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

21 Chaparral Bay SE
Calgary, Alberta
Canada T2X 3P5
(Address of principal executive offices, including zip code.)

(403) 612-9878
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,920,000 as of April 14, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Park and Sell Corp.
(A Development Stage Company)

February 29, 2008

Park and Sell Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 29,
	2008	August 31,
		$2007
	(unaudited)	$

ASSETS

Current Assets
Cash	183,786	4,894
Total Assets	183,786	4,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,198	–
Due to related party (Note 3(a))	24,509	15,509
Total Liabilities	26,707	15,509

Commitments (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value	69	50

Additional Paid-In Capital	196,931	4,950

Donated Capital (Notes 3(b) and (c))	8,000	5,600

Deficit Accumulated During the Development Stage	(47,921)	(21,215)

Total Stockholders’ Equity (Deficit)	157,079	(10,615)

Total Liabilities and Stockholders’ Equity (Deficit)	183,786	4,894

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the Three	For the Three	For the Six	For the Six
	June 27, 2006	Months Ended	Months Ended	Months Ended	Months Ended
	(Date of Inception)	February 29,	February 28,	February 29,	February 28,
	to February 29, 2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated capital (Notes 3(b) and (c))	8,000	1,200	1,200	2,400	2,400
General and administrative	439	18	–	24	–
Professional fees	39,482	2,754	–	24,282	–
Total Expenses	47,921	3,972	1,200	26,706	2,400

Net Loss For the Period	(47,921)	(3,972)	(1,200)	(26,706)	(2,400)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		5,949,400	5,000,000	5,474,700	5,000,000

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the Six	For the Six
	June 27, 2006	Months Ended	Months Ended
	(Date of Inception)	February 29,	February 28,
	to February 29, 2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(47,921)	(26,706)	(2,400)

Adjustments to reconcile net loss to cash

Donated rent	4,000	1,200	1,200
Donated services	4,000	1,200	1,200

Change in working capital items

Accounts payable	2,198	2,198	–

Net Cash Used In Operating Activities	(37,723)	(22,108)	–

Financing Activities

Advances from a related party	24,509	9,000	–
Proceeds from issuance of common stock	197,000	192,000	–
Net Cash Flows Provided By Financing Activities	221,509	201,000

Increase in Cash	183,786	178,892	–

Cash - Beginning of Period	–	4,894	–

Cash - End of Period	183,786	183,786	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008
(unaudited)

1.	Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has never generated any revenues and has accumulated losses of $47,921 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to register a minimum of 1,000,000 common shares and a maximum of 2,000,000 common shares at $0.10 per common stock for minimum proceeds of $100,000 and maximum proceeds of $200,000. The SB-2 was declared effective on November 21, 2007. As at February 29, 2008, the Company has issued 1,920,000 common shares for gross proceeds of $192,000.

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
February 29, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to February 29, 2008.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending August 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

	l)	Recently Adopted Accounting Pronouncements

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

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Adopted Accounting Pronouncements (continued)

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

3.	Related Party Transactions

a)

As at February 29, 2008, the Company owes the President of the Company $24,509 (2007 - $15,509) for payment of legal fees and administrative expenses. The amount owing is unsecured, non-interest bearing and payable on demand.

b)

Commencing July 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the six months ended February 29, 2008, donated services of $1,200 (February 28, 2007 - $1,200) was charged to operations and treated as donated capital.

c)

Commencing July 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the six months ended February 29, 2008, donated rent of $1,200 (February 28, 2007 - $1,200) was charged to operations and treated as donated capital.

4.	Common Shares

On January 15, 2008, the Company issued 1,920,000 common shares of the Company at a fair value of $0.10 per common share for proceeds of $192,000.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We now believe the technical aspects of our website will be not be sufficiently developed to use for our operations 90 days from the completion of our offering as we originally anticipated, but 120 days. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even though we did raise close to the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months.

     To meet our need for cash we have raised money from our public offering. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. Further, if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe the amount of money we raised in our public offering will last a year, with limited funds available to develop growth strategy. If we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

     With the amount we raised in our offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire one additional employee at the appropriate time when a person is needed.

     We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. As we raised close to the maximum in public offering, we will be able to spend some money on improving the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

     As we have successfully completed our public offering, our specific goal is to profitably sell our services to individual clients who are in need of finding a trustworthy and hassle free way to sell their used vehicles, ATVs, motorcycles, campers, RVs and boats. We intend to accomplish this through the following milestones:

1.	Our public offering was completed as planned in January.

2.

We are now in the process of searching to find a suitable one- acre lot in a good location on a main artery. A lot of this caliber will cost approximately $3,500 per month. Finding this lot and taking possession of it will take approximately 60 days. We are working with a reputable Realtor from Remax Commercial. To date we have not located the right location.

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

4.	Once the lot is in place we intend to hire an on-site assistant who will handle our administrative duties at our lot site.

5.

After our office is established and the on-site assistant is in place, we intend to launch our website in an attempt to begin attracting our clients. We believe that it will cost up to $5,000 to have our website initially operational and $3,000 to have our database initially ready to receive information. Both the initial operation of the website and the database were anticipated to be ready within 90 days from the completion of the public offering. Development has been delayed as we are concentrating all our efforts on finding the location first. We now anticipate it will be ready 60 days from the time we secure a suitable lot. As our business grows and our customer base increases we will upgrade both the website and data base. Both upgrades will be ongoing during the life of the business.

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

     In summary, we are still anticipating being in full operation and receiving orders within 180 days of completing our public offering which we are currently undertaking. We estimate that we will generate revenue 60 to 90 days after beginning operations.

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

Results of operations

From Inception on June 27, 2006 to February 29, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this public offering. We have prepared an internal business plan. Our loss since inception is $47,921of which $39,482 is for professional fees, $439 is for filing fees and general office costs, and $8,000 is for rent and services donated by our President.

     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $5,000. We completed our public offering during January, 2008 and issued 1,920,000 shares at $0.10 cents per share and raised $192,000.00

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. In January 2008, we also issued 1,920,000 shares in our public offering pursuant to section 5 of the Securities Act of 1933. This was accounted for as a sale of common stock.

     As of February 29, 2008, our total assets were $183,786 in cash and our total liabilities were $26,707 comprised of accounts payable of $2,198 and a loan of $24,509 from our President to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. Trumper will not be repaid from the proceeds of our public offering. The loan is without interest, unsecured, and due on demand. The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On January, 2008, we completed our public offering and raised $192,000 by selling 1,920,000 shares of common stock to 45 individuals. During the three month period ending February 29, 2008, we spent $12,172 of the proceeds of the public offering for professional fees, general administrative, and donated fees.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2008.

PARK AND SELL CORP.
(Registrant)

BY:   MICHAEL TRUMPER
         Michael Trumper
         President, Principal Executive Officer, Treasurer,
         Principal Financial Officer, and Principal Accounting
         Officer.

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