Form 10-Q
period 2008-05-31
Park & Sell Corp.
filed 2008-07-15
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission file number 333-147299

PARK AND SELL CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

21 Chaparral Bay SE
Calgary, Alberta
Canada T2X 3P5
(Address of principal executive offices, including zip code.)

(403) 612-9878
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,920,000 as of July 15, 2008.

	PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Park and Sell Corp.
	(A Development Stage Company)
	Balance Sheets
	(Expressed in US dollars)
		May 31,	August 31,
		2008	2007
		$	$
		(unaudited)
	ASSETS
	Current Assets
	Cash	180,876	4,894
	Total Assets	180,876	4,894

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	Current Liabilities
	Accounts payable	4,725	–
	Due to related party (Note 3(a))	24,509	15,509
	Total Liabilities	29,234	15,509

	Contingencies (Note 1)

	Stockholders’ Equity (Deficit)

	Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–
	Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,920,000 and 5,000,000 shares issued and outstanding, respectively	69	50
	Additional paid-in capital	196,931	4,950
	Donated capital (Notes 3(b) and (c))	9,200	5,600
	Deficit accumulated during the development stage	(54,558)	(21,215)

	Total Stockholders’ Equity (Deficit)	151,642	(10,615)

	Total Liabilities and Stockholders’ Equity (Deficit)	180,876	4,894

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	June 27, 2006	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated rent (Note 3(b))	4,600	600	600	1,800	1,800
Donated services (Note 3(c))	4,600	600	600	1,800	1,800
General and administrative	451	12	-	36	107
Professional fees	44,907	5,425	-	29,707	-

Total Expenses	54,558	6,637	1,200	33,343	3,707

Net Loss For the Period	(54,558)	(6,637)	(1,200)	(33,343)	(3,707)

Net Loss Per Share – Basic
and Diluted		–	–	(0.01)	–

Weighted Average Shares
Outstanding		6,920,000	5,000,000	5,960,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the
	June 27, 2006	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to May 31,	May 31,	May 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss for the period	(54,558)	(33,343)	(3,707)

Adjustments to reconcile net loss to net cash used
in operations:
Donated rent	4,600	1,800	1,800
Donated services	4,600	1,800	1,800
Change in operating assets and liabilities:

Accounts payable	4,725	4,725	–
Net Cash Used In Operating Activities	(40,633)	(25,018)	(107)

Financing Activities

Advances from a related party	24,509	9,000	–
Proceeds from issuance of common stock	197,000	192,000	5,001
Net Cash Flows Provided By Financing Activities	221,509	201,000	5,000

Increase in Cash	180,876	175,981	4,894

Cash - Beginning of Period	–	4,894	–
Cash - End of Period	180,876	180,876	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has not generated any revenues and has accumulated losses of $54,558 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Companyfiled an SB-2 Registration Statement (“SB-2”) with the United States Securities and ExchangeCommission to register a minimum of 1,000,000 common shares and a maximum of 2,000,000 common shares at $0.10 per share for minimum proceeds of $100,000 and maximum proceeds of $200,000. The SB-2 was declared effective on November 21, 2007 and on January 15, 2008, the Company issued 1,920,000 common shares for gross proceeds of $192,000.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(unaudited)

2. Summary of Significant Accounting Policies (continued)

d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed bydividing earnings(loss) available to common shareholders (numerator) bythe weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock usingthe if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)	Comprehensive Loss

SFAS No. 130, “ReportingComprehensive Income,” establishes standards for the reportingand display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Financial Instruments

Financial instruments, which include cash, accounts payable and amount due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

j)	Revenue Recognition

The Companywillrecognizerevenue fromreferral fees in accordance with Securities and ExchangeCommission StaffBulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to May 31, 2008.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(unaudited)

2. Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financialstatements of nongovernmental entities that are presented in conformitywithgenerallyaccepted accountingprinciples in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and whyan entityuses derivative instruments; (b) howderivative instruments and related hedged itemsare accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(unaudited)

2. Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

l)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions

	(a)	As at May 31, 2008, the Company owes the President of the Company $24,509 (November 30, 2007 - $15,509) for expenses paid on behalf of the Company. The amount owing is unsecured, non-interest bearing and payable on demand.

	(b)	Commencing July 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the nine months ended May 31, 2008, donated services of $1,800 (2007 - $1,800) was charged to operations and recorded as donated capital.

	(c)	Commencing July 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the nine months ended May 31, 2008, donated rent of $1,800 (2007 - $1,800) was charged to operations and recorded as donated capital.

4.	Common Stock

On January 15, 2008, the Company issued 1,920,000 common shares at $0.10 per share for proceeds of $192,000.

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

2.

We are now in the process of searching to find a suitable one- acre lot in a good location on a main artery. A lot of this caliber will cost approximately $3,500 per month. To date we have not found the right lot. We have entertained a couple of options, but in the end they did not work out. We are optimistic that we will find this lot and take possession of it will take within the next 90 days. We are working with a reputable Realtor from Remax Commercial.

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

Both the initial operation of the website and the database were anticipated to be ready within 90 days from the completion of the public offering. Development has been delayed as we are concentrating all our efforts on finding the location first. We now anticipate it will be ready 60 days from the time we secure a suitable lot. As our business grows and our customer base increases we will upgrade both the website and database. Both upgrades will be ongoing during the life of the business.

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

     In summary, we are still anticipating being in full operation and receiving orders within 180 days of securing a suitable location. We estimate that we will generate revenue 60 to 90 days after beginning operations.

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

Limited operating history; need for additional capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on June 27, 2006 to May 31, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this public offering. We have prepared an internal business plan. Our loss since inception is $54,558 of which $44,907 is for professional fees, $451 is for filing fees and general office costs, and $9,200 is for rent and services donated by our President.

     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $5,000. We completed our public offering during January 15, 2008 and issued 1,920,000 shares at $0.10 cents per share and raised $192,000.

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

     As of May 31, 2008, our total assets were $180,876 in cash and our total liabilities were $29,234 comprised of accounts payable of $4,725 and a loan of $24,509 from our President to pay for legal, accounting and other expenses associated with our public offering. The amount due to Mr. Trumper will not be repaid from the proceeds of our public offering. The loan is without interest, unsecured, and due on demand. The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On January, 2008, we completed our public offering and raised $192,000 by selling 1,920,000 shares of common stock to 45 individuals. During the three month period ending May 31, 2008, we spent $4,170 of the proceeds of the public offering for professional fees, general administrative, and donated fees.

ITEM 6.  EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive
Officer and Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of July, 2008.

PARK AND SELL CORP. (Registrant)

BY:	MICHAEL TRUMPER
Michael Trumper President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive
Officer and Chief Financial Officer.