Form 10-K
period 2008-08-31
Park & Sell Corp.
filed 2008-12-02
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED AUGUST 31, 2008

Commission file number 333-147299

PARK AND SELL CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

21 Chaparral Bay SE
Calgary, Alberta
Canada T2X 3P5
(Address of principal executive offices, including zip code.)

(403) 612-9878
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES ☐     NO ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒     NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 28, 2008 $0.

PART I

ITEM 1.     BUSINESS.

     We were incorporated in the state of Nevada on June 27, 2006. We have not started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 21 Chaparral Bay SE, Calgary, Alberta T2X 3P5. Our telephone number is (403) 612-9878.

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

     We have not conducted any market research into the likelihood of success of our operations.

Background

     The business of offering vehicles, ATVs, motorcycles, campers, RVs and boats for sale privately at a fixed fee is relatively unexploited in our market place at the present time. The vast majority of businesses offering a similar service are doing it on a consignment basis or are dealer-based lots where significant mark ups are being added.

Services

     We will be one of the few website driven businesses up and operating offering buyers and sellers the opportunity to search, view, contact, buy and sell privately owned vehicles, ATVs, motorcycles, campers, RVs and boats.

     We are not a consignment dealer or retail lot. All merchandise advertised and displayed on our secure yard is for sale privately by the owners, thus allowing the purchaser to avoid paying the federal Goods and Service Tax (GST). A fixed fee will be charged to the seller of the vehicle for our service.

The Process

     The first step will be finding, leasing and securing an appropriate lot for setting up the sale yard. Once the lot has been leased, we will place a portable office on the lot, secure the lot and begin promoting our services.

     At the same time as we are search for a location, the website will be developed and in place for use as soon as we are in a position to begin offering the merchandise.

     Marketing to obtain the initial set of vehicles available for sale will include not only the up and running website, but on-site signage. Depending on money raised, daily newspaper and trade publication advertising would be optimal. Obtaining the first batch of vehicles will be crucial to our success.

Our website

     We have already lined up an outside technology provider to develop our website. The IT company we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing analysis, auto responder, front page support, unlimited FTP access and hotmetal/miva script. The foregoing will allow us to promote the use of our services in an attractive fashion, and communicate with our clients on-line.

     Our website will become the virtual business card and portfolio for our company as well as our online “home.” It will showcase the services we will supply and the portfolio of all future customers and the variety of advisory services that we will offer. Currently, we have no customers and there is no assurance we will ever have any customers.

     The website will be a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

     Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception on June 27, 2006.

     The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Procedure for Doing Business with Us

     The owner will determine the sales price of the vehicle. He will pay us a fee of $495 to allow his vehicle to be placed on our lot. Photographs of the vehicle will be placed on our website.

     The fee for our service will cover a 90-day period and will be paid up front.

     We will control the keys and show potential buyers our inventory of vehicles.

     Buyers will view the available product on- line from the comfort of their own homes or may view the offerings physically on-site during office hours.

     Buyers have the option of completing a test drive, pre-purchase inspection and a lien search prior to purchasing any inventory from our compound. We will arrange these services at the buyer’s request and expense.

     All inventory is open to offers.

     We write up offer to purchase and collect deposit.

     We complete the bill of sale and collect bank draft made out directly to the seller.

     We deliver the vehicle and contact the seller to confirm that the transaction was completed.

     Seller can pick up bank draft at their convenience or it will be mailed.

Marketing Strategy

     We intend to primarily market the business through the use of signage and our website. We will charge a fee for our service. The fee we will be paid by the seller. The fee will be paid up front and will cover a 90-day period.

     We will offer direct advertising of our services on our website. High profile on-site signage will also be incorporated directing drive-by traffic to the website. In an effort to create greater company awareness, a logo, color scheme etc. will be developed for use on the website, signage and print advertising.

     Other methods of communication will include:

-   Regular e-mailings to potential customers with updated company information
-   Direct mail brochures and newsletters
-   Advertising in various print media publications with a focus on trade magazines.
-   Links to other relevant websites in an attempt to lead clients to our website.
-   Informal marketing/networking activities such as joining organizations or attending conferences.

     Customer-based marketing will include:

-   Emphasizing repeat sales to clients who have used our services
-   Additional sales facilitated by links to our website
-   Strategic partnerships such as cooperative advertising

Website Marketing Strategy

     Web marketing will start with our known contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

     Primarily, we intend to generate revenue from one source:

-   Fixed Fee – By charging a fixed fee of $495 per item being offered for sale.

     Additional fees will be added over time for services such as lien searches, private lending, etc.

     We intend to develop and maintain a database of all our clients and interested shoppers in order to continuously build and expand our services.

     There is no assurance that we will be able to interest the public in participating in our services.

     The website will be the primary tool used to launch the service. Not only will it begin the process of informing buyers of what we have available, it will also allow the sellers the opportunity to expose their product quickly to interested parties. Future sellers will be able to assess what their RV or vehicle may be worth on the market and buyers will be able to determine what they can afford and what financing options may be available to them.

Competition

     We face competition from a number of other similar operations plus the more traditional ways of selling a RV or vehicle such as newspaper ads and specific trade publications such as the Auto Trader. We will be at a competitive disadvantage since these businesses are more established within their network. Many of our competitors will have greater existing customer bases, operating histories, technical support, staffing and other resources than we do at this time. There can be no assurances that we will be able to break into this industry offering a new service.

     The used vehicle and RV sale business as it exists now in Canada is highly competitive and is characterized by many options being available to the consumer.

     Competition for business will be based on marketing, personal contacts, services offered, reputation and in some instances, cost.

     We do not currently have a strong competitive position in this market. However, no such service in the Calgary area currently has a stronghold on the market and it may very well be the time to launch such a service. We will have to develop our competitive position. It will be attempted primarily through the promotion and use of the web site. We will advertise in local publications as funds allow and quickly begin to build and strengthen a client base.

Government Regulation

     We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

     We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Insurance

     We do not maintain any insurance relating to our business or operations. Sellers offering their property for sale on our site will be responsible for maintaining the necessary insurance.

Employees

     We are a start-up stage company and currently have no employees, other than our officers and directors. We intend to hire one additional employee if we raise at least $150,000 in our public offering.

Our Office

     Our office is located at 21 Chaparral Bay, SE, Calgary, Alberta, Canada, T2X 3P5. Our phone number is 403-271-5317. The office is located within the home of our President Michael Trumper and will be relocated once a site is obtained and a building set up. We do not pay Mr. Trumper rent. He allows us to use the space on a rent free basis.

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.     PROPERTIES.

     We own no property other than personal property incidental to our business operations.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “PKSL”. A summary of trading by quarter for 2008 and 2007 fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 6/1/08 to 8/31/08	$0.0	$0.0
Third Quarter: 3/1/08 to 5/31/08	$0.0	$0.0
Second Quarter: 12/1/07 to 2/29/08	$0.0	$0.0
First Quarter: 9/1/07 to 11/30/07	$0.0	$0.0

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter: 6/1/07 to 8/31/07	$0.0	$0.0
Third Quarter: 3/1/07 to 5/31/07	$0.0	$0.0
Second Quarter: 12/1/06 to 2/29/07	$0.0	$0.0
First Quarter: 9/1/06 to 11/30/06	$0.0	$0.0

     Of the 6,920,000 shares of common stock outstanding as of August 31, 2008, 5,000,000 shares were owned by our officers and directors. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At August 31, 2008, there were 47 holders of our common stock.

     No common stock is subject to outstanding options, warrants or securities convertible into common stock.

Status of our public offering

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On January 15, 2008, we completed our public offering and raised $192,000 by selling 1,920,000 shares of common stock to 45 individuals. As of the date of this report, we have spent $12,394 from our offering proceeds on the following: $2,980 for audit fees, $3,474 for accounting fees, $5,394 for legal fees and $546 for other expenses.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.     SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

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

     As we have successfully completed our public offering, our specific goal is to profitably sell our services to individual clients who are in need of finding a trustworthy and hassle free way to sell their used vehicles, ATVs, motorcycles, campers, RVs and boats. We intend to accomplish this through the following milestones:

1.	Our public offering was completed as planned in January 2008.

2.

We have actively been searching for a suitable one- acre lot in a good location on a main artery. To date we have not found the right lot. We have entertained a couple of options, but in the end they did not work out. At this point, we are temporarily putting our search on hold primarily due to the horrific state of the economy. Extremely low car sales coupled with fluctuating real estate lease values have also caused us to pause. We are planning to renew our search for a lot starting approximately in February, once the poor car sale season passes and in anticipation of having a better handle on where lease values will end up. Once we do restart our search, we are expecting a lot of this caliber will cost approximately $3,500 per month. When the search is underway, we are optimistic that we will find this lot and take possession of it will take within the next 90 days. We are working with a reputable Realtor from Remax Commercial.

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

Results of operations

From Inception on June 27, 2006 to August 31, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this public offering. We have prepared an internal business plan. Our loss since inception is $59,940 of which $49,077 is for professional fees, $5,200 is for management services, $463 is for filing fees and general office costs, and $5,200 is for rent and services donated by our President.

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

     In January 2008, we completed the sale of 1,920,000 shares of common stock and raised $192,000.

     As of August 31, 2008, our total assets were $175,779 in cash and our total liabilities were $28,319 comprised of accounts payable of $3,810 and a loan of $24,509 from our President to pay for legal, accounting and other expenses associated with our public offering. The amount due to Mr. Trumper will not be repaid from the proceeds of our public offering. The loan is without interest, unsecured, and due on demand. The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

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

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Park and Sell Corp.
(A Development Stage Company)

August 31, 2008

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholders’ Equity	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Park and Sell Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Park and Sell Corp. (A Development Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders' deficit for the year ended August 31, 2008 and for the period from June 27, 2006 (Date of Inception) to August 31, 2007 and accumulated from June 27, 2006 (Date of Inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park and Sell Corp. (A Development Stage Company) as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended August 31, 2008, the period from June 27, 2006 (Date of Inception) to August 31, 2007, and accumulated from June 27, 2006 (Date of Inception) to August 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
November 26, 2008

Park and Sell Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31,	August 31,
	2008	2007
	$	$

ASSETS

Current Assets
Cash	175,779	4,894

Total Assets	175,779	4,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	3,810	–
Due to related party (Note 3(a))	24,509	15,509

Total Liabilities	28,319	15,509

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value;
6,920,000 and 5,000,000 shares issued and outstanding, respectively	69	50

Additional paid-in capital	196,931	4,950

Donated capital (Notes 3(b) and (c))	10,400	5,600

Deficit accumulated during the development stage	(59,940)	(21,215)

Total Stockholders’ Equity (Deficit)	147,460	(10,615)

Total Liabilities and Stockholders’ Equity (Deficit)	175,779	4,894

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from	For the Year	For the Year
	June 27, 2006	Ended	Ended
	(Date of Inception)	August 31,	August 31,
	to August 31, 2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	463	48	106
Management services (Note 3(b))	5,200	2,400	2,400
Professional fees	49,077	33,877	–
Rent (Note 3(c))	5,200	2,400	2,400

Total Expenses	59,940	38,725	4,906

Net Loss For the Period	(59,940)	(38,725)	(4,906)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		6,201,311	5,000,000

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from	For the Year	For the Year
	June 27, 2006	Ended	Ended
	(Date of Inception)	August 31,	August 31,
	to August 31, 2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(59,940)	(38,725)	(4,906)

Adjustments to reconcile net loss to net cash used in
operations:

Donated rent	5,200	2,400	2,400
Donated management services	5,200	2,400	2,400

Change in operating assets and liabilities:

Accounts payable	3,810	3,810	–

Net Cash Used In Operating Activities	(45,730)	(30,115)	(106)

Financing Activities

Advances from a related party	24,509	9,000	–
Proceeds from issuance of common stock	197,000	192,000	5,000

Net Cash Provided By Financing Activities	221,509	201,000	5,000

Increase in Cash	175,779	170,885	4,894

Cash - Beginning of Period	–	4,894	–

Cash - End of Period	175,779	175,779	4,894

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from June 27, 2006 (Date of inception) t o August 31, 2008
(Expressed in US dollars)

	Common Stock
						Deficit
						Accumulated
			Additional	Stock		During the
		Par	Paid-In	Subscription	Donated	Development
	Shares	Value	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance - June 27, 2006 (Date of Inception)	-	-	-	-	-	-	-

Common stock issued for cash at $0.00001
per share	5,000,000	50	4,950	(5,000)	-	-	-

Donated services	-	-	-	-	800	-	800

Net loss for the period	-	-	-	-	-	(16,309)	(16,309)

Balance - August 31, 2006	5,000,000	50	4,950	(5,000)	800	(16,309)	(15,509)

Proceeds received from stock subscriptions
receivable	-	-	-	5,000	-	-	5,000

Donated services	-	-	-	-	4,800	-	4,800

Net loss for the year	-	-	-	-	-	(4,906)	(4,906)

Balance - August 31, 2007	5,000,000	50	4,950	-	5,600	(21,215)	(10,615)

Common stock issued for cash at $0.00001
per share	1,920,000	19	191,981	-	-	-	192,000

Donated services	-	-	-	-	4,800	-	4,800

Net loss for the year	-	-	-	-	-	(38,725)	(38,725)

Balance - August 31, 2008	6,920,000	69	196,931	-	10,400	(59,940)	147,460

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US Dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has not generated any revenues and has accumulated losses of $59,940 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is August 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Financial Instruments

Financial instruments which include cash, accounts payable and amount due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	g)	Income Taxes

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

	h)	Foreign Currency Translation

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

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to August 31, 2008.

	j)	Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

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

	k)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions

a)

As at August 31, 2008, the Company’s President advanced the Company an additional $9,000 (2007-$15,509) for payment of legal fees and administrative expenses. The amount owing is unsecured, non-interest bearing and payable on demand.

b)

Commencing July 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the year ended August 31, 2008, donated services of $2,400 (2007 - $2,400) was charged to operations and recorded as donated capital.

c)

Commencing July 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the year ended August 31, 2008, donated rent of $2,400 (2007 - $2,400) was charged to operations and recorded as donated capital.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Expressed in US Dollars)

4.	Common Stock

On January 15, 2008, the Company issued 1,920,000 common shares at $0.10 per share for proceeds of $192,000.

5.	Income Taxes

The company adopted the provision of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely that not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at August 31, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	August 31,	August 31,
	2008	2007
	$	$

Net Loss before taxes	(38,725)	(4,906)
Statutory rate	35%	34%

Computed expected tax recovery	(12,392)	(1,668)
Non-deductible expenses	1,680	1632
Other	(156)	–

Change in valuation allowance	12,030	36
Reported income taxes	–	–

Deferred tax asset
- Cumulative net operating losses	17,339	5,309
- Less valuation allowance	(17,339)	(5,309)

Net deferred tax asset	–	–

The Company has incurred operating losses of $49,540 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Expiration
	Net	Date of
Year Incurred	Loss	Operating
	$	Loss

2006	15,509	2026
2007	106	2027
2008	33,925	2028

	49,540

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to August 31, 2008, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor – 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in their report included in this report.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     The Company did not evaluate ICFR since this is our first 10-K filing, therefore our company is exempt.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of August 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Michael Trumper	43	president, principal executive officer, treasurer,
21 Chaparral Bay SE		principal financial officer, principal accounting
Calgary, Alberta T2X 3P5		officer and a member of the board of directors.

Ryan Lockhart	33	vice president of technology, secretary and a
225 Tucker Boulevard		member of the board of directors.
Okotoks, AB T1S 2K1

     The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Since inception on June 27, 2006, Michael Trumper has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors. Since February 1997, Mr. Trumper has been a User Assistance and Training Developer for Schlumberger Limited. Schlumberger Limited is the world's leading oilfield services company supplying technology, information solutions and integrated project management that optimize reservoir performance for customers working in the oil and gas industry. Mr. Trumper is responsible for developing user assistance and training systems for oil and gas value, risk and production software. In addition to his duties at Schlumberger Limited, Mr. Trumper has been a Business Development Manager at Intaver Institute, since October 2003. Intaver Institute Inc. is a leading innovator in the field of project management software, offering our clients unique, cost effective software solutions to their project and portfolio management challenges. At Intaver, Mr. Trumper is responsible for business development and training for project risk management software. Mr. Trumper holds a Bachelor of Arts degree in Political Science from the University of Victoria. Other than our board of directors, Mr. Trumper has not been a member of the board of directors of any corporations during the last five years.

     Ryan Lockhart has been vice president of technology, secretary, and a member of our board of directors since our inception on June 27, 2006. Since June 2002, Mr. Lockhart has been a Real Estate Agent at Remax in Calgary specializing in residential properties. Other than our board of directors, Mr. Lockhart has not been a member of the board of directors of any corporations during the last five years.

Conflicts of Interest

     There are no conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

     We are not subject to Section 16(a) of the Securities Exchange Act of 1934 as of the date of this report.

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal years ended August 31, 2008, 2007 and 2006. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Trumper	2008	0	0	0	0	0	0	0	0
President and	2007	0	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0

Ryan Lockhart	2008	0	0	0	0	0	0	0	0
Vice President and	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2009. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The following sets for compensation paid to members of our board of directors for the fiscal year ended August 31, 2008. The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Trumper	0	0	0	0	0	0	0

Ryan Lockhart	0	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class
Michael Trumper	2,500,000	36.13%
21 Chaparral Bay SE
Calgary, Alberta T2X 3P5

Ryan Lockhart	2,500,000	36.13%
225 Tucker Boulevard
Calgary, Alberta T1S 2K1

All officers and directors as	5,000,000	72.36%
a group (2 Individuals)

Changes in Control

     There are no arrangements which may result in a change of control of Park and Sell Corp. There are no known persons that may assume control of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

     In December 31, 2006 we issued a total of 2,500,000 shares of restricted common stock to Michael Trumper, one of our officers and directors in consideration of $2,500 and 2,500,000 shares of restricted common stock to Ryan Lockhart, one of our officers and directors in consideration of $2,500.

     Michael Trumper, our president, loaned us the sum of $15,000 to pay for legal, accounting and other expenses associated with this offering. The amount due Mr. Trumper will not be repaid from the proceeds of this offering. The loan is without interest, unsecured, and due on demand. The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

     Our office is located at 21 Chaparral Bay, SE, Calgary, Alberta, Canada, T2X 3P5. Our phone number is 403-271-5317. The office is located within the home of our President Michael Trumper and will be relocated once a site is obtained and a building set up. We do not pay Mr. Trumper rent. He allows us to use the space on a rent free basis.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$14,934	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$0	Manning Elliott, LLP, Independent Registered Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$0	Manning Elliott, LLP, Independent Registered Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$0	Manning Elliott, LLP, Independent Registered Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$5,064	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$0	Manning Elliott, LLP, Independent Registered Public Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	11/09/07	3.1
3.2	Bylaws.	SB-2	11/09/07	3.2
4.1	Specimen Stock Certificate.	SB-2	11/09/07	4.1
14.1	Code of Ethics.				X
31.1	Certification pursuant to Section 302 of the				X
	Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002.
99.1	Subscription Agreement.	SB-2	11/09/07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of November, 2008.

PARK AND SELL CORP.
(Registrant)

BY:   MICHAEL TRUMPER
         Michael Trumper
         President, Principal Accounting Officer, Principal
         Executive Officer, Principal Financial Officer and
         Treasurer

BY:   RYAN LOCKHART
         Ryan Lockhart
         Vice President of Operations and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MICHAEL TRUMPER	President, Principal Accounting Officer,	November 28, 2008
Michael Trumper	Principal Executive Officer, Principal Financial
Officer, Treasurer and a member of the Board of
Directors

RYAN LOCKHART	Vice President of Operations, Secretary and a	November 28, 2008
Ryan Lockhart	member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	11/09/07	3.1
3.2	Bylaws.	SB-2	11/09/07	3.2
4.1	Specimen Stock Certificate.	SB-2	11/09/07	4.1
14.1	Code of Ethics.				X
31.1	Certification pursuant to Section 302 of the				X
	Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002.
99.1	Subscription Agreement.	SB-2	11/09/07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X