Form 10-Q
period 2008-11-30
Park & Sell Corp.
filed 2009-01-14
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53512

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
YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,920,000 as of January 13, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Park and Sell Corp.
(A Development Stage Company)

November 30, 2008

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Park and Sell Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	August 31,
	2008	2008
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	170,103	175,779
Total Assets	170,103	175,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	630	3,810
Accrued liability	8,925
Due to related party (Note 3(a))	24,509	24,509
Total Liabilities	34,064	28,319
Contingencies (Note 1)
Stockholders’ Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.00001 par value;
6,920,000 and 5,000,000 shares issued and outstanding, respectively	69	69
Additional paid-in capital	196,931	196,931
Donated capital (Notes 3(b) and (c))	11,600	10,400
Deficit accumulated during the development stage	(72,561)	(59,940)
Total Stockholders’ Equity	136,039	147,460
Total Liabilities and Stockholders’ Equity	170,103	175,779

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Three Months
	June 27, 2006	Ended	Ended
	(Date of Inception)	November 30,	November 30,
	to November 30, 2008	2008	2007
	$	$	$

Revenue

Expenses
General and administrative	649	186	6
Management services (Note 3(b))	5,800	600	600
Professional fees	60,312	11,235	21,528
Rent (Note 3(c))	5,800	600	600

Total Expenses	72,561	12,621	22,734
Net Loss For the Period	(72,561)	(12,621)	(22,734)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding	–	6,920,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Three Months
	June 27, 2006	Ended	Ended
	(Date of Inception)	November 30,	November 30,
	to November 30, 2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(72,561)	(12,621)	(22,734)
Adjustments to reconcile net loss to net cash used in
operations:
Donated rent	5,800	600	600
Donated management services	5,800	600	600
Change in operating assets and liabilities:
Accounts payable	630	(3,180)	10,938
Accrued liability	8,925	8,925
Net Cash Used In Operating Activities	(51,406)	(5,676)	(10,596)
Financing Activities
Advances from a related party	24,509	–	–
Proceeds from issuance of common stock	197,000	–	9,000
Net Cash Provided By Financing Activities	221,509	–	9,000
Increase in Cash	170,103	(5,676)	(1,596)
Cash - Beginning of Period	–	175,779	4,894
Cash - End of Period	170,103	170,103	3,298
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has not generated any revenues and has accumulated losses of $72,561 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
November 30, 2008
(Expressed in US Dollars)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to November 30, 2008.

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US Dollars)

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

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future financial statements.

3.	Related Party Transactions

a)

As at November 30, 2008, the Company’s President advanced the Company $24,509 (November 30, 2007 - $24,509) for payment of legal fees and administrative expenses. The amount owing is unsecured, non-interest bearing and payable on demand.

b)

Commencing July 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the three months ended November 30, 2008, donated services of $600 (2007 - $600) was charged to operations and recorded as donated capital.

c)

Commencing July 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the three months ended November 30, 2008, donated rent of $600 (2007 - $600) was charged to operations and recorded as donated capital.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2.

We have actively been searching for a suitable one- acre lot in a good location on a main artery. To date we have not found the right lot. We have entertained a couple of options, but in the end they did not work out. At this point, we are temporarily putting our search on hold primarily due to the horrific state of the economy. Extremely low car sales coupled with fluctuating real estate lease values have also caused us to pause. We are planning to renew our search for a lot starting in the spring, once the poor car sale season passes and in anticipation of having a better handle on where lease values will end up. Once we do restart our search, we are expecting a lot of this caliber will cost approximately $3,500 per month. When the search is underway, we are optimistic that we will find this lot and take possession of it will take within the next 90 days. We are working with a reputable Realtor from Remax Commercial in our efforts to secure a suitable lot.

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

     There is no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on June 27, 2006 to November 30, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our public offering. We also prepared an internal business plan. Our loss since inception is $72,561of which $72,561.

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

     As of November 30, 2008, our total assets were $170,103 in cash and our total liabilities were $34,064 comprised of accounts payable of $630, accrued liabilities of $8,925, and a loan of $24,509 from our President to pay for legal, accounting and other expenses associated with our public offering. The amount due to Mr. Trumper will not be repaid from the proceeds of our public offering. The loan is without interest, unsecured, and due on demand. The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. In January 2008, we completed our public offering and raised $192,000 by selling 1,920,000 shares of common stock to 45 individuals. During the three month period ending November 30, 2008, we spent $5,676 of the proceeds of the public offering for management services, professional fees and rent.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of January, 2009.

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