Form 10-Q
period 2009-02-28
Park & Sell Corp.
filed 2009-04-14
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,920,000 as of April 12, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Park and Sell Corp.
(A Development Stage Company)
(unaudited)
February 28, 2009

                                                 Index

Balance Sheets                                                                                        F–2

Statements of Operations                                                                                 F–3

Statements of Cash Flows                                                                F–4

Notes to the Financial Statements                                                                             F–5

Park and Sell Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28, 2009 $ (unaudited)	August 31, 2008 $

ASSETS

Current Assets

Cash	151,990	175,779
Amount receivable	120	–

Total Assets	152,110	175,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	–	3,810
Due to related party (Note 3(a))	24,509	24,509

Total Liabilities	24,509	28,319

Contingencies (Note 1)

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,920,000 and 5,000,000 shares issued and outstanding, respectively	69	69

Additional paid-in capital	196,931	196,931

Donated capital (Notes 3(b) and (c))	12,800	10,400

Deficit accumulated during the development stage	(82,199)	(59,940)

Total Stockholders’ Equity	127,601	147,460

Total Liabilities and Stockholders’ Equity	152,110	175,779

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	June 27, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	667	18	18	204	24
Management services (Note 3(b))	6,400	600	600	1,200	1,200
Professional fees	68,732	8,420	2,754	19,655	24,282
Rent (Note 3(c))	6,400	600	600	1,200	1,200

Total Expenses	82,199	9,638	3,972	22,259	26,706

Net Loss For the Period	(82,199)	(9,638)	(3,972)	(22,259)	(26,706)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		6,920,000	5,949,400	6,920,000	5,474,700

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	Six Months	Six Months
	June 27, 2006	Ended	Ended
	(Date of Inception)	February 28,	February 29,
	to February 28, 2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(82,199)	(22,259)	(26,706)

Adjustments to reconcile net loss to net cash used in operations:

Donated rent	6,400	1,200	1,200
Donated management services	6,400	1,200	1,200

Change in operating assets and liabilities:
Accounts receivable	(120)	(120)	–
Accounts payable	–	(3,810)	2,198

Net Cash Used In Operating Activities	(69,519)	(23,789)	(22,108)

Financing Activities

Advances from a related party	24,509	–	9,000
Proceeds from issuance of common stock	197,000	–	192,000

Net Cash Provided By Financing Activities	221,509	–	201,000

Increase in Cash	151,990	(23,789)	178,892

Cash - Beginning of Period	–	175,779	4,894

Cash - End of Period	151,990	151,990	183,786

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has not generated any revenues and has accumulated losses of $82,199 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2009
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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to February 28, 2009.

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2009
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

k)  Recently Adopted Accounting Pronouncements

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

(The accompanying notes are an integral part of these financial statements)

Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in US Dollars)

2.      Summary of Significant Accounting Policies (continued)

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

3.      Related Party Transactions

a)
As at February 28, 2009, the Company’s President advanced the Company $24,509 (2008 - $24,509) for payment of legal fees and administrative expenses. The amount owing is unsecured, non-interest bearing and payable on demand.

b)
Commencing July 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the six months ended February 28, 2009, donated services of $1,200 (2008 - $1,200) was charged to operations and recorded as donated capital.

c)
Commencing July 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the six months ended February 28, 2009, donated rent of $1,200 (2008 - $1,200) was charged to operations and recorded as donated capital.

4.      Fair Value Measures

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, amounts receivable and due to related party. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(The accompanying notes are an integral part of these financial statements)

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

Management has decided to discontinue its business plan operation. We have actively been searching for a suitable one- acre lot in a good location on a main artery for the past year to begin our business plan.  We have entertained a couple of options, but in the end they did not work out.  At this point, we are permanently putting our business plan on hold primarily due to the horrible state of the economy.  Extremely low car sales coupled with fluctuating real estate lease values have also caused us to discontinue our business plan.

Management is now considering to find a suitable merger or acquisition candidate to merger with our company.

Plan of Operation

With the amount we raised in our offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment.

1.	Our public offering was completed as planned in January, 2008.

2.
We had actively been searching for a suitable one- acre lot in a good location on a main artery for the past year to begin our business plan.  We were unable to find the correct right lot.  We entertained a couple of options, but in the end they were not satisfactory.  We have decided to suspend operations as a result of current economic conditions including, extremely low car sales coupled with fluctuating real estate lease values.

3.
Due to management’s decision to discontinue our business plan, we are now actively looking to conduct a merger or acquisition with a viable company. This may result in our directors giving up control, selling their directors’ shares and cause dilution to our existing shareholders’ shares.

4.	Management is also actively looking to hire a full-time consultant to advise the board of directors of possible mergers or acquisitions.

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

Results of operations

From Inception on June 27, 2006 to February 28, 2009

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our public offering. We also prepared an internal business plan. Our loss since inception is $82,199 of which $68,732 is for professional fees, $6,400 is for management services, $667 is for filing fees and general office costs, and $6,400 is for rent and services donated by our president.

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

As of February 28, 2009, our total assets were $152,110 in cash and our total liabilities were $24,509 comprised of a loan from our President to pay for legal, accounting and other expenses associated with our public offering. The amount due to Mr. Trumper will be repaid from the proceeds of our public offering now that the company has decided to discontinue business operations. The loan is without interest, unsecured, and due on demand.  The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.  There was no underwriter involved in our public offering. In January 2008, we completed our public offering and raised $192,000 by selling 1,920,000 shares of common stock to 45 individuals.  During the three month period ending February 28, 2009, we spent $18,113 of the proceeds of the public offering for professional fees.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2009.

PARK AND SELL CORP.
(Registrant)

BY:	MICHAEL TRUMPER
Michael Trumper
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, and Treasurer.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.