Form 10-Q
period 2009-05-31
Park & Sell Corp.
filed 2009-07-14
CIK 1418196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-53512

PARK AND SELL CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Torre Advanced 099, Piso 6, Calle Ricardo Arias
Apartado 10701, El Dorado, Panama	(507) 264-6405
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

21 Chaparral Bay SE, Calgary, Alberta, Canada T2X 3P5

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of July 14, 2009 was 6,920,000.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Unaudited Balance Sheet as of May 31, 2009 and Balance Sheet as of August 31, 2008	3

Unaudited Statements of Operations for the three and nine months ended May 31, 2009 and 2008 and for the period from June 27, 2006 (inception) through May 31, 2009	4

Unaudited Statements of Cash Flows for the nine months ended May 31, 2009 and 2008 and for the period from June 27, 2006 (inception) through May 31, 2009	5

Condensed notes to financial statements	6

PARK AND SELL CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	Unaudited May 31, 2009	August 31, 2008
ASSETS
Current Assets:
Cash	$30,979	$175,779
Prepaid expenses	58,333	—

Total current assets	89,312	175,779

Total assets	$89,312	$175,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,613	$3,810
Due to related party	—	24,509

Total current liabilities	3,613	28,319

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.00001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.00001; 100,000,000 shares authorized; 6,920,000 shares issued and outstanding	69	69
Additional paid-in capital	196,931	196,931
Donated capital	12,800	10,400
Deficit accumulated during development stage	(124,101)	(59,940)

Total stockholders’ equity	85,699	147,460

Total liabilities and stockholders’ equity	$89,312	$175,779

The accompanying footnotes are an integral part of these financial statements.

PARK AND SELL CORP.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008 AND

FOR THE PERIOD FROM JUNE 27, 2006 (INCEPTION) THROUGH MAY 31, 2009

(EXPRESSED IN US DOLLARS)

	Three Months Ended May 31,		Nine Months Ended May 31,		From Inception through
	2009	2008	2009	2008	May 31, 2009
Revenues	$—	$—	$—	$—	$—

Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General and administrative	462	12	666	36	1,129
Management services	—	600	1,200	1,800	6,400
Professional fees	41,440	5,425	61,095	29,707	110,172
Rent	—	600	1,200	1,800	6,400

Total operating expenses	41,902	6,637	64,161	33,343	124,101

Net loss	$(41,902)	$(6,637)	$(64,161)	$(33,343)	$(124,101)

Loss per share, basic and diluted	$(0.01)	$—	$(0.01)	$(0.01)

Weighted average number of shares outstanding	6,920,000	$6,920,000	6,920,000	$5,960,000

The accompanying footnotes are an integral part of these financial statements.

PARK AND SELL CORP.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008 AND

FOR THE PERIOD FROM JUNE 27, 2006 (INCEPTION) THROUGH MAY 31, 2009

(EXPRESSED IN US DOLLARS)

	Nine Months Ended		From Inception
	May 31,		through
	2009	2008	May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,161)	$(33,343)	$(124,101)
Adjustments to reconcile net loss to net cash flows from operating activities:
Donated rent	1,200	1,800	6,400
Donated management services	1,200	1,800	6,400
Change in operating assets and liabilities:
Prepaid expenses	(58,333)	—	(58,333)
Accounts payable	(197)	4,725	3,613

Net cash flows used in operating activities	(120,291)	(25,018)	(166,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	192,000	197,000
Advances from a related party	—	9,000	24,509
Repayments to a related party	(24,509)	—	(24,509)

Net cash flows provided by financing activities	(24,509)	201,000	197,000

Decrease in cash	(144,800)	175,982	30,979
Cash, beginning of period	175,779	4,894	—

Cash, end of period	$30,979	$180,876	$30,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

PARK AND SELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

UNAUDITED

NOTE 1	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Park and Sell Corp. (the “Company”) was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is offering clients a convenient and hassle free approach to selling their vehicles, ATVs, motorcycles, RVs and boats privately for a fixed fee.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2009, the Company has not generated any revenues and has accumulated losses of $122,383 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes “ as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

NOTE 3	RELATED PARTY TRANSACTIONS

In May 2009, the Company repaid its former President, Michael Trumper, for amounts advanced to the Company for payment of legal fees and administrative expenses totaling $24,509. From July 1, 2006 through his resignation on April 20, 2009, Mr. Trumper provided management services and office space to the Company, each with a fair value of $200 per month for a total donated services of $12,800 which was charged to operations and recorded as donated capital.

NOTE 4	FAIR VALUE MEASURES

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

Our financial instruments consist principally of cash, and accounts payable. The fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NOTE 5	PREPAID EXPENSES

On April 21, 2009, the Company entered into a Consulting Agreement with Public Company Advisors, Inc., an Alberta, Canada corporation to assist the Company with potential merger candidates, introduce potential investors to the Company, and to assist in analyzing and evaluating the Company’s operations, among other things. The term of the agreement is for a six-month period with an aggregate fee of $75,000, which was paid at the time of the signing of the agreement. During the three and nine month period ending May 31, 2009, $16,667 was recorded in operating expenses and $58,333 as prepaid expense as reflected on the accompanying financial statements.

(Remainder of page intentionally left blank.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 2, 2008, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

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

In light of the above, management has decided to discontinue its business plan operation. We have actively been searching for a suitable one- acre lot in a good location on a main artery for the past year to begin our business plan. We have entertained a couple of options, but in the end they did not work out. At this point, we are permanently putting our business plan on hold primarily due to the horrible state of the economy. Extremely low car sales coupled with fluctuating real estate lease values have also caused us to discontinue our business plan.

Management is now considering finding a suitable merger or acquisition candidate to merger with our company.

Plan of Operation

With the amount we raised in our offering, we believe we can satisfy our cash requirements during the next twelve (12) months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. Our public offering was completed as planned in January 2008.

We had actively been searching for a suitable one-acre lot in a good location on a main artery for the past year to begin our business plan. We were unable to find the desired lot. We entertained a couple of options, but in the end they were not satisfactory. We have decided to suspend operations as a result of current economic conditions including extremely low car sales and fluctuating real estate lease values.

Due to management’s decision to discontinue our business plan, we are now actively seeking to conduct a merger or acquisition with a viable company. This may result in our directors giving up control, selling their directors’ shares and cause dilution to our existing shareholders’ shares.

Management is also actively looking to hire a full-time consultant to advise the board of directors of possible mergers or acquisitions.

Results of operations

From Inception on June 27, 2006 to May 31, 2009

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our public offering. We also prepared an internal business plan. Our loss since inception is $124,101 of which $110,172 is for professional fees, $6,400 is for management services, $1,129 is for filing fees and general office costs, and $6,400 is for rent and services donated by our former president.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $5,000. We completed our public offering during January 15, 2008 and issued 1,920,000 shares at $0.10 cents per share and raised $192,000.

Material Changes in Financial Condition and Results of Operations

As of May 31, 2009, the Company’s cash assets were $30,979 compared to $175,779 at August 31, 2008. Accounts payable decreased $197 from $3,810 at August 31, 2008 to $3,613 at May 31, 2009.

Comparison of Three Month Periods Ended May 31, 2009 and May 31, 2008

No revenues were recorded during the nine months ended May 31, 2009 and 2008. Operating expenses during the nine month periods ended May 31, 2009 and 2008 were comprised entirely of general and administrative expenses. During the three month period ended May 31, 2009, general and administrative expenses totaled $41,902. Expenses totaling $6,637 were incurred during the same period in 2008. This $35,265 increase reflects expenses incurred related to consulting (as described below in Item 5 Other Information) and other professional fees.

Comparison of Nine Month Periods Ended May 31, 2009 and May 31, 2008

No revenues were recorded during the nine months ended May 31, 2009 and 2008. Operating expenses during the nine month periods ended May 31, 2009 and 2008 were comprised entirely of general and administrative expenses. During the nine month period ended May 31, 2009, general and administrative expenses totaled $64,161. Expenses totaling $33,343 were incurred during the same period in 2008. This $30,818 increase reflects expenses incurred related to consulting (as described below in Item 5 Other Information) and other professional fees.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

In January 2008, we issued 1,920,000 shares in our public offering pursuant to Section 5 of the Securities Act of 1933. This was accounted for as a sale of common stock through which we raised $192,000.

As of May 31, 2009, our total assets were $89,312 including cash of $30,979 and prepaid expenses of $58,333. Our total liabilities were $3,613.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our Chief Executive Officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and principal financial officer has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in

Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls

During the nine months ended May 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On April 20, 2009, a Stock Purchase Agreement (the “Agreement”) was entered into by and between Juan Carlos Espinosa (“Buyer”) and Michael Trumper and Ryan Lockhart (“Sellers”). At the time of the Agreement, Michael Trumper served as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director and Ryan Lockhart served as Secretary and Director of the Company. Prior to the transaction, each of Mr. Trumper and Mr. Lockhart owned 2,500,000 million shares of the Company’s Common Stock, par value $0.00001 per share, which collectively represented 72.20% of the Company’s issued and outstanding 6,920,000 shares at the time of the transaction.

Pursuant to the terms of the Agreement, the Sellers each sold 2,500,000 shares of the Company’s Common Stock owned by them (the “Subject Shares”) to Buyer for an aggregate purchase price of $100,000 (the “Purchase Price”). The source of the funds to acquire these shares was the personal funds of the Buyer. Taking into effect the transaction outlined above, the Sellers now own zero shares and the Buyer owns 5,000,000 shares of the Company’s Common Stock, representing 0% and 72.20% respectively of the Company’s issued and outstanding 6,920,000 shares at the time of the transaction.

Pursuant to the Agreement, Mr. Trumper and Mr. Lockhart resigned as the Company’s officers and directors and Mr. Espinosa became the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole director.

On April 21, 2009, the Company entered into a Consulting Agreement with Public Company Advisors, Inc., an Alberta, Canada corporation to assist the Company with potential merger candidates, introduce potential investors to the Company, and to assist in analyzing and evaluating the Company’s operations, among other things. The term of the agreement is for a six-month period with an aggregate fee of $75,000, which was paid at the time of the signing of the agreement. During the three and nine month period ending May 31, 2009, $16,667 was recorded in operating expenses and $58,333 as prepaid expense as reflected on the accompanying financial statements.

Item 6.	Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

10.1	April 20, 2009	Stock Purchase Agreement between Juan Carlos Espinosa and Michael Trumper and Ryan Lockhart(2)

10.2	April 21, 2009	Consulting Agreement between the Company and Public Company Advisors, Inc.(2)

31.1	July 14, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	July 14, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	July 14, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	July 14, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on November 9, 2007.
(2)	Filed as an exhibit to Form 8-K filed with the SEC on April 23, 2009.
*	Filed herewith.

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 14, 2009

PARK AND SELL CORP.

By:	/s/ Juan Carlos Espinosa
Juan Carlos Espinosa, President and Chief Executive Officer

By:	/s/ Juan Carlos Espinosa
Juan Carlos Espinosa, Principal Financial Officer