Form 10-K
period 2009-08-31
Bidfish.com, Inc.
filed 2010-01-04
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED AUGUST 31, 2009

Commission file number 333-147299

BIDFISH.COM INC.
(Formerly Park and Sell Corp.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

40 Court Street, Suite 178
Middlebury, VT 05753
 (Address of principal executive offices, including zip code.)

(802) 385-1083
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES [   ]     NO [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer[ ]	Accelerated Filer[ ]
Non-accelerated Filer[ ]	Smaller Reporting Company[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 29, 2009 $0.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

 214,520,000 common shares issued and outstanding as of December 29, 2009.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I

ITEM 1.	BUSINESS.

Business History

Bidfish was incorporated on June 27, 2006, under its former name “Park and Sell Corp.” Our resident agent is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Prior to September 15, 2009, we were engaged in the business of offering vehicles, ATVs, motorcycles, campers, RVs and boats for sale privately at a fixed fee. It was our intention to be one of the few website driven businesses up and operating offering buyers and sellers the opportunity to search, view, contact, buy and sell privately owned vehicles, ATVs, motorcycles, campers, RVs and boats.  We commenced limited operations including a feasibility study and the search for an appropriate facility location.  As our management conducted due diligence on the recreational vehicle industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

Effective September 15, 2009, we completed a merger with our wholly-owned subsidiary, Bidfish.com Inc. a Nevada corporation, for the purpose of effecting a change in our name from “Park and Sell Corp.” to “Bidfish.com Inc.” During our company’s past fiscal quarter, management determined to abandon our current business plan, consisting of recreational vehicle sales and leasing due to the lack of success in the current business and our inability to attract further financing for this business. Accordingly, during the past fiscal quarter, management decided to change our business focus to online entertainment shopping, specifically online auctions of consumer goods. In connection with the change of business focus, we changed our name from Park and Sell Corp. to Bidfish.com Inc.

In addition, effective September 15, 2009, we effected a 31 for 1 forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.00001 par value. Our issued and outstanding has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "BDFH" effective at the opening of the market on September 24, 2009.

Background

We operate the website “Bidfish.com” which is an online entertainment shopping portal. We plan to sell “bids” to customers who then use them to bid on consumer products that we sell through an auction system on the website. We are planning to auction products such as pc's, mp3 players, camera's and tv's.

Products would be shipped either direct from the distributor or from our facility. We have not made any sales to date and we do not currently maintain an inventory of the products we plan to sell. We plan to market the website through online advertising, print media and tv advertising.

We plan to offer an affiliate program as part of our promotional efforts. Through this affiliate program, we plan to pay commissions to other websites who generate sales through the likes of banners on their websites. Affiliate websites need only to provide a link to bidfish.com, which in turn operates the order processing, shipping, and customer service.  We do not currently have an affiliate program in place as of the date of this filing.

Our website

We have already lined up an outside technology provider to develop our website.  The website will be located at the domain bidfish.com

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

We plan to market the website through print media and television advertising.

We plan to offer an affiliate program as part of our promotional efforts. Through this affiliate program, we plan to pay commissions to other websites who generate sales through the likes of banners on their websites. Affiliate websites need only to provide a link to bidfish.com, which in turn operates the order processing, shipping, and customer service.  We do not currently have an affiliate program in place as of the date of this filing.

Competition

We face competition from a number of other similar operations plus the more traditional ways of selling consumer goods such as newspaper ads and specific trade publications.  We will be at a competitive disadvantage since these businesses are more established within their network.  Many of our competitors will have greater existing customer bases, operating histories, technical support, staffing and other resources than we do at this time.  There can be no assurances that we will be able to break into this industry offering a new service.

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

Employees

We are a start-up stage company and currently have no employees, other than our sole officer and director.

Our Office

Our office is located at 40 Court Street, Suite 179 Middlebury, VT 05753.  Our phone number is 802-385-1083.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES.

Our administrative office is located at Suite 219-10654 82nd Avenue NW, Edmonton, Alberta, T6E 2A7 and our telephone number is (780) 710-9840. We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary to store inventory, package and label our products, and for office administration. We have one website addresses, bidfish.com.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 29, 2009 there were 36 holders of record of our common stock. As of such date, 214,520,000  common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BDFH”.

On September 15, 2009, we completed a 31 for 1 forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.00001 par value. Our issued and outstanding has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares.  We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

For the year ending August 31, 2009 we posted losses of $111,142 as compared to losses of $38,725 for the year ended August 31, 2008. Inception through August 31, 2009 losses total $171,082. Professional fees are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2009, we had cash of $27,331.

 At August 31, 2009 our total assets were $48,164.

As of August 31, 2009, our total liabilities were $9,446 comprised primarily of accounts payable and accrued expenses.  This compares to our total liabilities of $28,319 at August 31, 2008.

Cash Requirements

Over the next twelve months we intend to raise funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000

Operations
Website Development and Promotion	$25,000
Working Capital	$15,000
Total	$50,000

As of August 31, 2009, we had working capital of $38,718. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

The adoption of recently issued pronouncements is not expected to have a material effect on our financial position or results of operation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

ITEM 8.	FINANCIAL STATEMENTS.
Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.	Page

Report of Independent Registered Public Accounting Firm, dated December 30, 2009.	F-1

Report of Former Independent Registered Public Accounting Firm, dated November 26, 2008.	F-2

Balance Sheets at August 31, 2009 and 2008.	F-3

Statements of Operations for the years ended August 31, 2009 and 2008, and for the period from June 27, 2006 (inception) to August 31, 2009.	F-4

Statements of Stockholders’ Deficit from June 27, 2006 (inception) to August 31, 2009.	F-5

Cash Flows for the years ended August 31, 2009 and 2008, and the period from June 27, 2006 (inception) to August 31, 2009.	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bidfish.com Inc.
(Formerly Park and Sell Corp.)
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Bidfish.com Inc. (formerly Park and Sell Corp.) (the “Company”) as of August 31, 2009, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from June 27, 2006 (Inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the balance sheet as of August 31, 2008 or the statements of operations, stockholder’s equity and cash flows for the year ended August 31, 2008 or cumulative totals of the Company for the period from June 27, 2006 (Inception) to August 31, 2008, which totals reflected a deficit of $59,940 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated November 26, 2008, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidfish.com Inc. (formerly Park and Sell Corp.) as of August 31, 2009, and the results of its operations and its cash flows for the year then ended and the period from June 27, 2006 (Inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
December 30, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Bidfish.com Inc. (formerly Park and Sell Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Bidfish.com Inc. (formerly Park and Sell Corp.) (A Development Stage Company) as of August 31, 2008, and the related statements of operations, cash flows and stockholders' deficit for the year ended August 31, 2008 and for the period accumulated from June 27, 2006 (Date of Inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidfish.com Inc. (formerly Park and Sell Corp.) (A Development Stage Company) as of August 31, 2008, and the results of its operations and its cash flows for the year then ended, and accumulated from June 27, 2006 (Date of Inception) to August 31, 2008  in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 26, 2008

Bidfish.com Inc.
(Formerly Park and Sell Corp.)
(A Development Stage Company)
Balance Sheets

	August 31, 2009 $	August 31, 2008 $

ASSETS

Current Assets

Cash	27,331	175,779
Prepaid expenses	20,833	–

Total Assets	48,164	175,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	9,446	3,810
Due to related party	–	24,509

Total Current Liabilities	9,446	28,319
Total Liabilities	9,446	28,319

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 3,100,000,000 shares authorized, $0.00001 par value; 214,520,000 shares issued and outstanding on August 31, 2009 and 2008	2,145	2,145

Additional paid-in capital	207,655	205,255

Deficit accumulated during the development stage	(171,082)	(59,940)

Total Stockholders’ Equity	38,718	147,460

Total Liabilities and Stockholders’ Equity	48,164	175,779

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
(Formerly Park and Sell Corp.)
(A Development Stage Company)
Statements of Operations

	For the Year	For the Year	Period from
	Ended	Ended	June 27, 2006
	August 31,	August 31,	(Date of Inception)
	2009	2008	to August 31, 2009
	$	$	$

Expenses

General and administrative	5,155	4,848	16,018
Professional and consulting fees	105,987	33,877	155,064

Total Expenses	111,142	38,725	171,082

Net Loss	(111,142)	(38,725)	(171,082)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	214,520,000	192,240,641

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
(Formerly Park and Sell Corp.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended August 31,	For the Year Ended August 31,	Period from June 27, 2006(Date of Inception) to August 31,
	2009	2008	2009
	$	$	$

Operating Activities

Net loss for the period	(111,142)	(38,725)	(171,082)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	2,400	4,800	12,800

Change in operating assets and liabilities:

Prepaid expenses	(20,833)	–	(20,833)
Accounts payable	5,636	3,810	9,446

Net Cash Used In Operating Activities	(123,939)	(30,115)	(169,669)

Financing Activities

(Payments on) advances from a related party	(24,509)	9,000	–
Proceeds from issuance of common stock	–	192,000	197,000

Net Cash Provided By (Used In) Financing Activities	(24,509)	201,000	197,000

Increase (decrease) in Cash	(148,448)	170,885	27,331

Cash - Beginning of Period	175,779	4,894	–

Cash - End of Period	27,331	175,779	27,331

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
(Formerly Park and Sell Corp.)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from June 27, 2006 (Date of inception) to August 31, 2009

	Common Stock			Additional Paid-In	Stock Subscription	Deficit Accumulated During the Development
	Shares	Par Value		Capital	Receivable	Stage	Total
	#	$		$	$	$	$
Balance - June 27, 2006 (Date of Inception)	-		-	-	-	-		-
Common stock issued for cash at $0.00001 per share	155,000,000		1,550	3,450	(5,000)	-		-
Donated services	-		-	800	-	-		800
Net loss for the period	-		-	-	-	(16,309)		(16,309)
Balance - August 31, 2006	155,000,000		1,550	4,250	(5,000)	(16,309)		(15,509)
Proceeds received from stock subscriptions receivable	-		-	-	5,000	-		5,000
Donated services	-		-	4,800	-	-		4,800
Net loss for the year	-		-	-	-	(4,906)		(4,906)
Balance - August 31, 2007	155,000,000		1,550	9,050	-	(21,215)		(10,615)
Common stock issued for cash at $0.00001 per share	59,520,000		595	191,405	-	-		192,000
Donated services	-		-	4,800	-	-		4,800
Net loss for the year	-		-	-	-	(38,725)		(38,725)
Balance - August 31, 2008	214,520,000		2,145	205,255	-	(59,940)		147,460
Donated services	-		-	2,400	-	-		2,400
Net loss for the year	-		-	-	-	(111,142)		(111,142)
Balance - August 31, 2009	214,520,000		2,145	207,655	-	(171,082)		38,718

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
Formerly Park and Sell Corp.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009

1.     Nature of Operations and Continuance of Business

Park and Sell Corp. (the “Company”), was incorporated in the State of Nevada on June 27, 2006. Effective September 15, 2009, the Company completed a merger with its wholly-owned subsidiary, Bidfish.com Inc., a Nevada corporation, for the purpose of effecting a change in the Company’s name from Park and Sell Corp. to Bidfish.com Inc., and a change in business from recreational vehicle sales and leasing to online entertainment shopping, specifically online auctions of consumer goods.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has not generated any revenues and has accumulated losses of $171,082 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

Financial instruments which include cash were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations were in Canada prior to change of business in September, 2009, which resulted in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to August 31, 2009.

2.      Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements

During the year ended August 31, 2009 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of fiscal 2009, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the year ended August 31, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not yet adopted)

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will not have a material impact on our financial condition, results of operations or cash flows.

k)	Reclassifications

Certain 2008 amounts have been reclassified to conform to current year presentation.

3.     Related Party Transactions

During the year ended August 31, 2009, the Company repaid its former president for his advanced to the Company totalling $24,509.

From July 1, 2006 through his resignation on April 20, 2009, the former president provided management services and office space to the Company, each with a fair value of $200 per month for total donated services of $12,800 which was charged to operations and recorded as donated capital. As of August 31, 2009, the Company had no (2008 - $24,509) balance owed to the former president.

4.    Prepaid Expenses

On April 21, 2009, the Company entered into a Consulting Agreement with Public Company Advisors, Inc., an Alberta, Canada corporation to assist the Company with potential merger candidates, introduce potential investors to the Company, and to assist in analyzing and evaluating the Company’s operations, among other things. The term of the agreement is for a six-month period with an aggregate fee of $75,000, which was paid at the time of the signing of the agreement. As of August 31, 2009, $54,167 was recorded in operating expenses and $20,833 as prepaid expense as reflected on the accompanying financial statements.

5.     Common and Preferred Stock

The Company’s authorized stocks consist of:

-  3,100,000,000 common shares at a par value of $0.00001, and
-  100,000,000 preferred shares at a par value of $0.00001.

On September 15, 2009, the board of directors approved a thirty-one (31) for one (1) forward stock split of authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein the Company would issue 31 shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. As a result, the authorized capital increased from 100,000,000 shares of common stock with a par value of $0.00001 to 3,100,000,000 shares of common stock with a par value of $0.00001. The stock split is presented retroactively in these financial statements.

On January 15, 2008, the Company issued 59,520,000 common shares at $0.003 per share for proceeds of $192,000.

As of August 31, 2009, 214,520,000 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

In the event of the liquidation of the Corporation, holders of Preferred Stock shall be entitled to received, before any payment or distribution on the Common Stock or any other class of stock junior to the Preferred Stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such Preferred Stock plus, if so provided in such terms, an amount per share equal to accumulated and unpaid dividends in respect of such Preferred Stock (whether or not earned or declared) to the date of such distribution. Neither the sale, lease or exchange of all or substantially all of the property and assets of the Corporation, nor any consolidation or merger of the Corporation, shall be deemed to be a liquidation for the purposes of the Articles of the Company.

6.      Income Taxes

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

6.      Income Taxes (continued)

The components of the net deferred tax asset at August 31, 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	August 31,	August 31,
	2009	2008
	$	$

Net Loss before taxes	(111,142)	(38,725)
Statutory rate	34%	35%

Computed expected tax recovery	(37,788)	(12,392)
Non-deductible expenses	816	1,680
Other	–	(156)

Change in valuation allowance	36,972	12,030
Reported income taxes	–	–

Deferred tax asset
- Cumulative net operating losses	54,311	17,339
- Less valuation allowance	(54,311)	(17,339)

Net deferred tax asset	–	–

The Company has incurred operating losses of $158,282 which will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Expiration	Date of
	Net	Operating
Year Incurred	Loss	Loss
	$

2006	15,509	2026
2007	106	2027
2008	33,925	2028
2009	108,742	2029

	158,282

7.      Subsequent Events

Effective September 15, 2009, the Company completed a merger with its wholly-owned subsidiary, Bidfish.com Inc., a Nevada corporation, for the purpose of effecting a change in the Company’s name from Park and Sell Corp. to Bidfish.com Inc., and a change in business from recreational vehicle sales and leasing to online entertainment shopping, specifically online auctions of consumer goods.

Effective September 15, 2009 the Company effected a 31 to 1 forward stock split for the Company’s authorized and issued and outstanding common stock. As a result the authorized capital increased from 100,000,000 shares of common stock at a par value of $0.00001 to 3,100,000,000 shares of common stock at a par value of $0.00001, and issued and outstanding stocks has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. The stock split is presented retroactively in these financial statements.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, December 30, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to August 31, 2009, included in this report have been audited by LBB & Associates Ltd., LLP, as set forth in their report included in this report.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of August 31, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2009.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2009, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarter ended August 31, 2009, as we were unable to timely file our 10-K for the year ended August 31, 2009. Management is currently working to correct these issues for future periods.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Juan Carlos Espinosa	43	president, principal executive officer, treasurer,
40 Court Street, Suite 178		principal financial officer, principal accounting
Middlebury, Vermont		officer and a member of the board of directors.

The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

On April 20, 2009 Mr. Michael Trumper resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director Mr. Ryan Lockhart resigned as Secretary and Director. Concurrent with their resignations, Juan Carlos Espinosa was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole member of the Company’s Board of Directors.

Mr. Espinosa graduated from Loyola Law School in Chicago with a law degree in international business. After receiving his degree in 2004, he returned to Panama and was appointed junior partner of Alvarez De Soto & Espinosa Jimenez law firm in Panama City. Mr. Espinosa’s private practice areas of expertise are commercial law, public registry, and Panamanian corporations. He also manages family real estate developments.

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

The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal years ended August 31, 2009, 2008 and 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Juan Carlos Espinosa	2009	0	0	0	0	0	0	0	0
Michael Trumper	2008	0	0	0	0	0	0	0	0
President and	2007	0	0	0	0	0	0	0	0
Treasurer	2006
Ryan Lockhart	2008	0	0	0	0	0	0	0	0
Vice President and	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0

On April 20, 2009 Mr. Trumper and Mr. Lockhart resigned. Mr. Trumper resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director. Mr. Lockhart resigned as Secretary and Director. Concurrent with their resignations, Juan Carlos Espinosa was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole member of the Company’s Board of Directors. We do not anticipate paying any salaries in 2009.  We do not anticipate paying salaries until we have commenced business operations.

Compensation of Directors

The following sets for compensation paid to members of our board of directors for the fiscal year ended August 31, 2009.  The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Juan Carlos Espinosa	0	0	0	0	0	0	0
Michael Trumper	0	0	0	0	0	0	0
Ryan Lockhart	0	0	0	0	0	0	0

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

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class
Juan Carlos Espinosa	155,000,000	72.25%

All officers and directors as	155,000,000	72.25%
a group (1 Individual)

Changes in Control

There are no arrangements which may result in a change of control of Bidfish.com Inc. There are no known persons that may assume control of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          In December 31, 2006 we issued a total of 77,500,000 shares of restricted common stock to Michael Trumper, one of our officers and directors in consideration of $2,500 and 77,500,000 shares of restricted common stock to Ryan Lockhart, one of our officers and directors in consideration of $2,500.

On April 20, 2009, a Stock Purchase Agreement  was entered into by and between Juan Carlos Espinosa and Michael Trumper and Ryan Lockhart. At the time of the Agreement, Michael Trumper served as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director and Ryan Lockhart served as Secretary and Director of  the Company.  Mr. Espinosa purchased the shares for the purchase price of $100,000.

Michael Trumper, our former president, loaned us the sum of $15,000 to pay for legal, accounting and other expenses associated with this offering. The loan is without interest, unsecured, and due on demand.  The agreement with Mr. Trumper is oral. There is no written documentation evidencing the same.

Our office is located at 40 Court Street, Suite 178 Middlebury, VT 05753.  Our phone number is 802-385-1083.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$6,000	LBB & Associates Ltd., LLP Registered Public Accountants
2009	$7,267	Manning Elliott, LLP, Independent Registered Public Accountants
2008	$14,934	Manning Elliott, LLP, Independent Registered Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Manning Elliott, LLP, Independent Registered Public Accountants
2008	$0	Manning Elliott, LLP, Independent Registered Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Manning Elliott, LLP, Independent Registered Public Accountants
2008	$0	Manning Elliott, LLP, Independent Registered Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Manning Elliott, LLP, Independent Registered Public Accountants
2008	$5,064	Manning Elliott, LLP, Independent Registered Public Accountants

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	11/09/07	3.1
3.2	Bylaws.	SB-2	11/09/07	3.2
4.1	Specimen Stock Certificate.	SB-2	11/09/07	4.1
14.1	Code of Ethics.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of December, 2008.

BIDFISH.COM INC.
(Registrant)

BY:	JUAN CARLOS ESPINOSA
Juan Carlos Espinosa
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JUAN CARLOS ESPINOSA	President, Principal Accounting Officer,	December 29, 2009
Juan Carlos Espinosa	Principal Executive Officer, Principal Financial
Officer, Treasurer, Secretary and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	11/09/07	3.1
3.2	Bylaws.	SB-2	11/09/07	3.2
4.1	Specimen Stock Certificate.	SB-2	11/09/07	4.1
14.1	Code of Ethics.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X