Form 10-Q
period 2009-11-30
Bidfish.com, Inc.
filed 2010-01-19
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53512

BIDFISH.COM INC.
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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 214,520,000 as of January 15, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Bidfish.com Inc.
(A Development Stage Company)
(unaudited)
November 30, 2009

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Bidfish.com Inc.
 (A Development Stage Company)
Balance Sheets

	November 30, 2009 $ (Unaudited)	August 31, 2009 $

ASSETS

Current Assets

Cash	22,522	27,331
Prepaid expenses	–	20,833

Total Assets	22,522	48,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	9,743	9,446

Total Current Liabilities	9,743	9,446
Total Liabilities	9,743	9,446

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 3,100,000,000 shares authorized, $0.00001 par value; 214,520,000 shares issued and outstanding on November 30, 2009 and August 31, 2009	2,145	2,145

Additional paid-in capital	207,655	207,655

Deficit accumulated during the development stage	(197,021)	(171,082)

Total Stockholders’ Equity	12,779	38,718

Total Liabilities and Stockholders’ Equity	22,522	48,164

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Operations
Three Months Ended November 30, 2009 and 2008 and
the Period from June 27, 2006 (Inception) through November 30, 2009
(Unaudited)

	Three Months	Three Months	June 27, 2006
	Ended	Ended	(Inception)
	November 30, 2009	November 30, 2008	to November 30, 2009
	$	$	$

Expenses

General and administrative	1,106	186	17,124
Professional and consulting fees	24,833	12,435	179,897

Total Expenses	25,939	12,621	197,021

Net Loss	(25,939)	(12,621)	(197,021)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	214,520,000	214,520,000

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Cash Flows
Three Months Ended November 30, 2009 and 2008 and
the Period from June 27, 2006 (Inception) through November 30, 2009
(Unaudited)

	Three Months	Three Months	June 27, 2006
	Ended	Ended	(Inception)
	November 30, 2009	November 30, 2008	to November 30, 2009
	$	$	$

Operating Activities

Net loss for the period	(25,939)	(12,621)	(197,021)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	1,200	12,800

Change in operating assets and liabilities:

Prepaid expenses	20,833	(3,180)	–
Accounts payable	297	8,925	9,743

Net Cash Used In Operating Activities	(4,809)	(5,676)	(174,478)

Financing Activities

Proceeds from issuance of common stock	–	–	197,000

Net Cash Provided by Financing Activities	–	–	197,000

Increase (decrease) in Cash	(4,809)	(5,676)	22,522

Cash - Beginning of Period	27,331	175,779	–

Cash - End of Period	22,522	170,103	22,522

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Notes to the Financial Statements
November 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bidfish.com Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2009 as reported in Form 10-K, have been omitted.

Effective September 15, 2009, the Company completed a merger with its wholly owned subsidiary, Bidfish.com Inc., a Nevada corporation, for the purpose of effecting a change in the Company’s name from Park and Sell Corp. to Bidfish.com Inc., and a change in business from recreational vehicle sales to online auctions of consumer goods.

The Company has evaluated subsequent events for recognition or disclosure through January 18, 2009, the date these financial statements were available to be issued.

NOTE 2 – PREPAID EXPENSES

On April 21, 2009, the Company entered into a Consulting Agreement with Public Company Advisors, Inc., an Alberta, Canada corporation to assist the Company with potential merger candidates, introduce potential investors to the Company, and to assist in analyzing and evaluating the Company’s operations, among other things. The term of the agreement is for a six-month period with an aggregate fee of $75,000, which was paid at the time of the signing of the agreement, of which $54,167 was recorded as consulting fees by August 31, 2009 and $20,833 was recorded as consulting fees during the three months ended November 30, 2009.

NOTE 3 – COMMON AND PREFERRED STOCKS

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

As of November 30, 2009, 214,520,000 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

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

Our Current Business

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

Background

We operate the website “Bidfish.com” which is an online entertainment shopping portal. We plan to sell “bids” to customers who then use them to bid on consumer products that we sell through an auction system on the website. We are planning to auction products such as pc's, mp3 players, cameras and tv's.

Products would be shipped either directly from the distributor or from our facility. We have not made any sales to date and we do not currently maintain an inventory of the products we plan to sell. We plan to market the website through online advertising, print media and tv advertising.

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

Our website

We have already lined up an outside technology provider to develop our website.  The website will be located at the domain bidfish.com.

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

Employees

We are a development stage company and currently have no employees, other than our sole officer and director.

Our Office

Our office is located at 40 Court Street, Suite 178 Middlebury, VT 05753.  Our phone number is 802-385-1083.

Plan of Operation

Cash Requirements

Over the next twelve months we intend to raise funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000

Operations
Website Development and Promotion	$25,000
Working Capital	$15,000
Total	$50,000

As of November 30, 2009, we had working capital of $12,779. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

There is no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on June 27, 2006 to November 30, 2009

Our principal capital resources have been acquired through the issuance of common stock.

At November 30, 2009 we had a working capital of $12,779.

At November 30, 2009 our total assets of $22,522 which consists of cash.

At November 30, 2009 our total liabilities were $9,743, compared to our liabilities of $9,446 as at August 31, 2009.

We have had no revenues from inception. We currently do not have sufficient funding to complete Phase 1 of our business plan.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements for the next 12 months.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 155,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.  In January 2008, we also issued 59,520,000 shares in our public offering pursuant to section 5 of the Securities Act of 1933. This was accounted for as a sale of common stock, with proceeds of $192,000.

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

In December 2007, the FASB issued a revised ASC Topic 805, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC Topic 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Effective September 1, 2008, we adopted ASC Topic 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on September 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our consolidated financial results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our internal controls were not effective as of August 31, 2009, and there have been no changes to our controls since that time. Based on that evaluation and the lack of changes since the previous evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are not effective as of November 30, 2009. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 62,000,000 shares of common stock at $0.10 per share.  There was no underwriter involved in our public offering. In January 2008, we completed our public offering and raised $192,000 by selling 59,520,000 shares of common stock to 45 individuals.  During the three month period ending November 30, 2009, we spent $18,113 of the proceeds of the public offering for professional fees.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of January, 2010.

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