Form 10-Q
period 2010-05-31
Bidfish.com, Inc.
filed 2010-07-20
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 214,520,000 as of July 15, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Bidfish.com Inc.
(A Development Stage Company)
(unaudited)
May 31, 2010

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Bidfish.com Inc.
 (A Development Stage Company)
Balance Sheets

	May 31, 2010 $ (Unaudited)	August 31, 2009 $

ASSETS

Current Assets

Cash	22,522	27,331
Prepaid expenses	–	20,833

Total Assets	22,522	48,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,530	9,446
Due to related party	17,693	–

Total Current Liabilities	20,223	9,446
Total Liabilities	20,223	9,446

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 3,100,000,000 shares authorized, $0.00001 par value; 214,520,000 shares issued and outstanding on May 31, 2010 and August 31, 2009	2,145	2,145

Additional paid-in capital	207,655	207,655

Deficit accumulated during the development stage	(207,501)	(171,082)

Total Stockholders’ Equity	2,299	38,718

Total Liabilities and Stockholders’ Equity	22,522	48,164

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Operations
Three and Nine Months Ended May 31, 2010 and 2009 and
the Period from June 27, 2006 (Inception) through May 31, 2010
(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months	June 27, 2006
	Ended	Ended	Ended	Ended	(Inception)
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	to May 31, 2010
	$	$	$	$	$

Expenses

General and administrative	1,106	3,066	–	462	17,124
Professional and consulting fees	35,313	61,095	2,030	41,440	190,377

Total Expenses	36,419	64,161	2,030	41,902	207,501

Net Loss	(36,419)	(64,161)	(2,030)	(41,902)	(207,501)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	214,520,000	214,520,000	214,520,000	214,520,000

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Cash Flows
Nine Months Ended May 31, 2010 and 2009 and
the Period from June 27, 2006 (Inception) through May 31, 2010
(Unaudited)

	Nine Months	Nine Months	June 27, 2006
	Ended	Ended	(Inception)
	May 31, 2010	May 31, 2009	to May 31, 2010
	$	$	$

Operating Activities

Net loss for the period	(36,419)	(64,161)	(207,501)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	2,400	12,800

Change in operating assets and liabilities:

Prepaid expenses	20,833	(58,333)	–
Accounts payable	(6,916)	(197)	2,530

Net Cash Used In Operating Activities	(22,502)	(120,291)	(192,171)

Financing Activities

Advance (repayment) from (to) related party	17,693	(24,509)	17,693
Proceeds from issuance of common stock	–	–	197,000

Net Cash Provided by (Used In) Financing Activities	17,693	(24,509)	214,693

Increase (decrease) in Cash	(4,809)	(144,800)	22,522

Cash - Beginning of Period	27,331	175,779	–

Cash - End of Period	22,522	30,979	22,522

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Notes to the Financial Statements
May 31, 2010
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

NOTE 2 – PREPAID EXPENSES

On April 21, 2009, the Company entered into a Consulting Agreement with Public Company Advisors, Inc., an Alberta, Canada corporation to assist the Company with potential merger candidates, introduce potential investors to the Company, and to assist in analyzing and evaluating the Company’s operations, among other things. The term of the agreement is for a six-month period with an aggregate fee of $75,000, which was paid at the time of the signing of the agreement, of which $54,167 was recorded as consulting fees by August 31, 2009 and $20,833 was recorded as consulting fees during the nine months ended May 31, 2010.

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

As of May 31, 2010, 214,520,000 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

 NOTE 4 -- RELATED PARTY TRANSACTIONS

During the period ended May 31, 2010 a shareholder and director of the Company advanced $17,693 to the Company.  The amounts are due on demand bearing no interest.

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

Our office is located at 40 Court Street, Suite 178 Middlebury, VT 05753.  Our phone number is 802-385-1083.

Plan of Operation

Cash Requirements

Over the next twelve months we intend to raise funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$25,000

Operations
Website Development and Promotion	$25,000
Total	$50,000

As of May 31, 2010, we had working capital of $2,299. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

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

Results of operations

From Inception on June 27, 2006 to May 31, 2010

Our principal capital resources have been acquired through the issuance of common stock.

At May 31, 2010 we had a working capital of $2,299.

At May 31, 2010 our total assets of $22,522 which consists of cash.

At May 31, 2010 our total liabilities were $20,223, compared to our liabilities of $9,446 as at August 31, 2009.

For the nine months ended May 31, 2010, we incurred expenditures of $36,419 and posted losses of $36,419. For the nine months ending May 31, 2009, we incurred expenditures of  $64,161 and posted losses of $64,161.  From inception to May 31, 2010, we incurred losses of $207,501.  The principal components of the losses for the nine months ended May 31, 2010, were administrative expenses and accounting and audit fees.

For the three months ended May 31, 2010, we incurred expenditures of $2,030 and posted losses of $2,030. For the three months ending May 31, 2009, we incurred expenditures of  $41,902 and posted losses of $41,902.  From inception to May 31, 2010, we incurred losses of $207,501.  The principal components of the losses for the three months ended May 31, 2010, were administrative expenses and accounting and audit fees.

We have had no revenues from inception. We currently do not have sufficient funding to complete our business plan.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our internal controls were not effective as of August 31, 2009, and there have been no changes to our controls since that time. Based on that evaluation and the lack of changes since the previous evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are not effective as of May 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934 and are not required to provide the information required under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 62,000,000 shares of common stock.  There was no underwriter involved in our public offering. In January 2008, we completed our public offering and raised $192,000 by selling 59,520,000 shares of common stock to 45 individuals.  During the three month period ending May 31, 2010, we spent $18,113 of the proceeds of the public offering for professional fees.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of July, 2010.

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