Form 10-K
period 2010-08-31
Bidfish.com, Inc.
filed 2011-01-12
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED AUGUST 31, 2010

Commission file number 333-147299

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
YES [   ]     NO [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, $0 as of January 11, 2011.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date:
214,520,000 common shares issued and outstanding as of January 11, 2011.

Transitional Small Business Disclosure Format (Check one):   Yes [   ]   No [X]

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

In addition, effective September 15, 2009, we effected a 31 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.0001 par value. Our issued and outstanding has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

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

Our administrative office is located at Suite 219-10654 82nd Avenue NW, Edmonton, Alberta, T6E 2A7 and our telephone number is (780) 710-9840. We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary to store inventory, package and label our products, and for office administration. We have one website address, bidfish.com.

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

As of January 11, 2011 there were 36 holders of record of our common stock. As of such date, 214,520,000 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BDFH”.

On September 15, 2009, we completed a 31 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.0001 par value. Our issued and outstanding has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

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

Results of Operations

For the year ending August 31, 2010 we had net loss of $41,769 compared to net loss of $111,142 in 2009. The significantly reduced loss was due to reduction of general and administrative expenses from $5,155 in 2009 to $1,106 in 2010, professional and consulting fees of $105,987 in 2009 to $40,663 in 2010. The reduction in general and administrative expenses and professional and consulting fees were due to our continued effort to streamline our operations in 2010 and the termination in 2010 of consulting agreement signed in 2009.

Inception through August 31, 2010 losses total $212,851. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2010, we had cash and total asset of $22,522, and working capital and net asset of $15,942.

As of August 31, 2010, our total liabilities were $6,580 comprised of accounts payable and accrued expenses.  This compares to our total liabilities of $9,446 at August 31, 2009.

During the year ended August 31, 2010 we were advanced $18,993 from the sole director Mr. Juan Espinosa who is also a shareholder of the Company. The full debt was subsequently forgiven by Mr. Espinosa during August, 2010.

Cash Requirements

Over the next twelve months we intend to raise funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$25,000
Operations - website Development and Promotion	$75,000
Total	$100,000

As of August 31, 2010, we had working capital of $15,942. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

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

The following consolidated financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm dated January 7, 2011;

-	Report of Independent Registered Public Accounting Firm dated November 26, 2008:

-	Balance Sheets at August 31, 2010 and 2009;

-	Statements of Operations for the years ended August 31, 2010 and 2009, and for the period from June 27, 2006 (inception) to August 31, 2010;

-	Statement of Stockholders’ Equity (Deficit) from June 27, 2006 (inception) to August 31, 2010;

-	Statements of Cash Flows for the years ended August 31, 2010 and 2009, and the period from June 27, 2006 (inception) to August 31, 2010;

-	Notes to the Financial Statements.

Bidfish.com Inc.
(A Development Stage Company)

August 31, 2010

Index
Report of Independent Registered Public Accounting Firm	F–1

Report of Independent Registered Public Accounting Firm	F–2

Balance Sheets	F–3

Statements of Operations	F–4

Statements of Cash Flows	F–5

Statement of Stockholders’ Equity (Deficit)	F–6

Notes to the Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bidfish.com Inc.
(A Development Stage Company)
Middlebury, VT

We have audited the accompanying balance sheets of Bidfish.com Inc. (the “Company”) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 27, 2006 (Inception) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from June 27, 2006 (Inception) to August 31, 2008, which totals reflected a deficit of $59,940 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated November 26, 2008, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidfish.com Inc. as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from June 27, 2006 (Inception) to August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
January 7, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Park and Sell Corp. (subsequently Bidfish.com Inc.)
(A Development Stage Company)

We have audited the statements of stockholders' deficit accumulated for the period from June 27, 2006 (Date of Inception) to August 31, 2008 of Park and Sell Corp. (subsequently Bidfish.com Inc.) (A Development Stage Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the stockholders’ equity of Park and Sell Corp. (subsequently Bidfish.com Inc.) (A Development Stage Company) as of August 31, 2008, and accumulated from June 27, 2006 (Date of Inception) to August 31, 2008  in conformity with accounting principles generally accepted in the United States.

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 26, 2008

Bidfish.com Inc.
 (A Development Stage Company)
Balance Sheets

	August 31, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash and cash equivalents	22,522	27,331
Prepaid expenses	–	20,833

Total Assets	22,522	48,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	6,580	9,446

Total Current Liabilities	6,580	9,446
Total Liabilities	6,580	9,446

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 3,100,000,000 shares authorized, $0.00001 par value; 214,520,000 shares issued and outstanding on August 31, 2010 and 2009	2,145	2,145

Additional paid-in capital	226,648	207,655

Deficit accumulated during the development stage	(212,851)	(171,082)

Total Stockholders’ Equity	15,942	38,718

Total Liabilities and Stockholders’ Equity	22,522	48,164

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Operations
Years Ended August 31, 2010 and 2009 and
the Period from June 27, 2006 (Inception) through August 31, 2010

	Year Ended	Year Ended	June 27, 2006
	August 31,	August 31,	(Inception)
	2010	2009	to August 31, 2010
	$	$	$

Expenses

General and administrative	1,106	5,155	17,124
Professional and consulting fees	40,663	105,987	195,727

Total Expenses	41,769	111,142	212,851

Net Loss	(41,769)	(111,142)	(212,851)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	214,520,000	214,520,000

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Cash Flows
Years Ended August 31, 2010 and 2009 and
the Period from June 27, 2006 (Inception) through August 31, 2010

	Year Ended	Year Ended	June 27, 2006
	August 31,	August 31,	(Inception) to
	2010	2009	August 31, 2010
	$	$	$

Operating Activities

Net loss for the period	(41,769)	(111,142)	(212,851)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	2,400	12,800

Change in operating assets and liabilities:

Prepaid expenses	20,833	(20,833)	–
Accounts payable	(2,866)	5,636	6,580

Net Cash Used In Operating Activities	(23,802)	(123,939)	(193,471)

Financing Activities

Advance (repayment) from (to) related party	18,993	(24,509)	18,993
Proceeds from issuance of common stock	–	–	197,000

Net Cash Provided by (Used in) Financing Activities	18,993	(24,509)	215,993

Increase (Decrease) in Cash and Cash Equivalents	(4,809)	(148,448)	22,522

Cash and Cash Equivalents - Beginning of Period	27,331	175,779	–

Cash and Cash Equivalents - End of Period	22,522	27,331	22,522

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Contributed Capital – Debt Forgiveness	18,993	–	18,993

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
the Period from June 27, 2006 (Inception) through August 31, 2010

	Common Stock		Additional Paid-In	Stock Subscription	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Receivable	Stage	Total
	#	$	$	$	$	$
Balance - June 27, 2006 (Inception)	-	-	-	-	-	-
Common stock issued for cash at $0.000032 per share	155,000,000	1,550	3,450	(5,000)	-	-
Donated services	-	-	800	-	-	800
Net loss for the period	-	-	-	-	(16,309)	(16,309)
Balance - August 31, 2006	155,000,000	1,550	4,250	(5,000)	(16,309)	(15,509)
Proceeds received from stock subscriptions receivable	-	-	-	5,000	-	5,000
Donated services	-	-	4,800	-	-	4,800
Net loss for the year	-	-	-	-	(4,906)	(4,906)
Balance - August 31, 2007	155,000,000	1,550	9,050	-	(21,215)	(10,615)
Common stock issued for cash at $0.0032 per share	59,520,000	595	191,405	-	-	192,000
Donated services	-	-	4,800	-	-	4,800
Net loss for the year	-	-	-	-	(38,725)	(38,725)
Balance - August 31, 2008	214,520,000	2,145	205,255	-	(59,940)	147,460
Donated services	-	-	2,400	-	-	2,400
Net loss for the year	-	-	-	-	(111,142)	(111,142)
Balance - August 31, 2009	214,520,000	2,145	207,655	-	(171,082)	38,718
Contributed capital – debt forgiveness	-	-	18,993	-	-	18,993
Net loss for the year	-	-	-	-	(41,769)	(41,769)
Balance - August 31, 2010	214,520,000	2,145	226,648	-	(212,851)	15,942

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Notes to the Financial Statements
August 31, 2010

1.     Nature of Operations and Continuance of Business

Bidfish.com Inc. (the “Company”), was incorporated in the State of Nevada on June 27, 2006. Effective September 15, 2009, the Company completed a merger with its wholly-owned subsidiary, Bidfish.com Inc., a Nevada corporation, for the purpose of effecting a change in the Company’s name from Park and Sell Corp. to Bidfish.com Inc., and a change in business from recreational vehicle sales and leasing to online entertainment shopping, specifically online auctions of consumer goods.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ASC915 “Accounting and Reporting by Development Stage Enterprises”.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has not generated any revenues and has accumulated losses of $212,851 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes earnings (loss) per share in accordance with ASC260, "Earnings per Share". ASC260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

ASC220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash equivalents include a US bank draft from CIBC bank which is being held by the Company until the Company opens a new bank account.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC830, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

i)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with ASC 605 Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to August 31, 2010.

j)	Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued ASC820, Fair Value Measurements and Disclosures (“ASC820”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. ASC820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted ASC820 for the Company’s financial assets and liabilities in the first quarter of fiscal 2010, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC855, Subsequent Events (“ASC855”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. The Company adopted ASC855 in the year ended August 31, 2010; this adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued ASC105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC105”) which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC105 in the first quarter of fiscal 2010; this adoption did not have material impact on the Company’s financial condition, results of operations or cash flows.

3.    Prepaid Expenses

On April 21, 2009, the Company entered into a Consulting Agreement with Public Company Advisors, Inc., an Alberta, Canada corporation to assist the Company with potential merger candidates, introduce potential investors to the Company, and to assist in analyzing and evaluating the Company’s operations, among other things. The term of the agreement is for a six-month period with an aggregate fee of $75,000, which was paid at the time of the signing of the agreement, of which $54,167 was recorded as consulting fees by August 31, 2009 and $20,833 was recorded as consulting fees during the year ended August 31, 2010.

4.     Related Party Transactions

During the year ended August 31, 2009, the Company repaid its former president for his advances to the Company totalling $24,509.

From July 1, 2006 through his resignation on April 20, 2009, the former president provided management services and office space to the Company, each with a fair value of $200 per month for total donated services of $12,800 which was charged to operations and recorded as donated capital. As at August 31, 2010 and 2009, the Company had no balance owed to the former president.

During the year ended August 31, 2010 a shareholder and the director of the Company advanced $18,993 to the Company, which was forgiven and recorded as contributed capital. As at August 31, 2010, the Company had no balance owed to this shareholder and director.

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

As at August 31, 2010 and 2009, 214,520,000 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

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

6.      Income Taxes

The company adopted the provision of ASC740, “Accounting for Income Taxes”. Pursuant to ASC740 the Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely that not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at August 31, 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	August 31,	August 31,
	2010	2009
	$	$

Net Loss before taxes	(41,769)	(111,142)
Statutory rate	34%	34%

Computed expected tax recovery	(14,201)	(37,788)
Non-deductible expenses	–	816
Other	–	–

Change in valuation allowance	14,201	36,972
Reported income taxes	–	–

Deferred tax asset
- Cumulative net operating losses	68,512	54,311
- Less valuation allowance	(68,512)	(54,311)

Net deferred tax asset	–	–

The Company has incurred operating losses of $200,051 which will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Expiration	Date of
	Net	Operating
Year Incurred	Loss	Loss
	$

2006	15,509	2026
2007	106	2027
2008	33,925	2028
2009	108,742	2029
2010	41,769	2030

	200,051

7.    Subsequent Events

Subsequent to August 31, 2010 a shareholder and the director of the Company made payments of $9,387 on behalf of the Company. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to August 31, 2010, included in this report have been audited by LBB & Associates Ltd., LLP., as set forth in their report included in this report.

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

As of August 31, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarters ended August 31, 2010.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Juan Carlos Espinosa	30	president, principal executive officer, treasurer,
40 Court Street, Suite 178		principal financial officer, principal accounting
Middlebury, Vermont		officer and a member of the board of directors.

The person named above has held their offices/positions since April 20, 2009 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

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

Audit Committee and Charter

As at August 31, 2010 and the date of this report, we do not have a separately-designated audit committee of the board.  Audit committee functions are performed by our sole director Mr. Juan Carlos Espinosa, who is not deemed independent, as he also holds positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted. A copy of the chart of the audit committee is filed as an exhibit to this report.

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

The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal years ended August 31, 2010, 2009, 2008, 2007 and 2006. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)

President and Treasurer:
Juan Carlos Espinosa	2010	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2009	0	0	0	0	0	0	0	0
Michael Trumper	2008	0	0	0	0	0	0	0	0
Michael Trumper	2007	0	0	0	0	0	0	0	0
Michael Trumper	2006	0	0	0	0	0	0	0	0

Vice President and Secretary:
Juan Carlos Espinosa	2010	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2009	0	0	0	0	0	0	0	0
Ryan Lockhart	2008	0	0	0	0	0	0	0	0
Ryan Lockhart	2007	0	0	0	0	0	0	0	0
Ryan Lockhart	2006	0	0	0	0	0	0	0	0

On April 20, 2009 Mr. Trumper and Mr. Lockhart resigned. Mr. Trumper resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director. Mr. Lockhart resigned as Secretary and Director. Concurrent with their resignations, Juan Carlos Espinosa was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole member of the Company’s Board of Directors. We do not anticipate paying any salaries in 2011.  We do not anticipate paying salaries until we have commenced business operations.

Compensation of Directors

The following sets for compensation paid to members of our board of directors for the fiscal year ended August 31, 2010.  The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)

Juan Carlos Espinosa	0	0	0	0	0	0	0

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

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class
Juan Carlos Espinosa	155,000,000	72.25%
All officers and directors as a group (1 Individual)	155,000,000	72.25%

Changes in Control

There are no arrangements which may result in a change of control of Bidfish.com Inc. There are no known persons that may assume control of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 31, 2006 we issued a total of 77,500,000 shares of restricted common stock to Michael Trumper, one of our officers and directors at the time in consideration of $2,500 and 77,500,000 shares of restricted common stock to Ryan Lockhart, one of our officers and directors at the time in consideration of $2,500.

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

During the year ended August 31, 2010 Mr. Juan Espinosa advanced $18,993 to the Company to pay for professional and filing fees incurred to maintain the Company’s quarterly and annual filings, the full amount of which was subsequently forgiven on August 31, 2010. A copy of the debt forgiven agreement is filed as an exhibit to this report. As at August 31, 2010 the Company had no balance owed to Mr. Espinosa.
Our office is located at 40 Court Street, Suite 178 Middlebury, VT 05753
Our phone number is 802-385-1083.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$12,360	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$6,000	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$7,267	Manning Elliott, LLP, Independent Registered Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$0	Manning Elliott, LLP, Independent Registered Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of January, 2011.

BIDFISH.COM INC.
(Registrant)

BY:	/S/ Juan Carlos Espinosa
Juan Carlos Espinosa
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Principal Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/S/ Juan Carlos Espinosa
Juan Carlos Espinosa	President, Chief Executive Officer,	January 11, 2011
Chief Financial Officer, Treasurer,
Principal Accounting Officer, Secretary and a member of the Board of Directors

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