Form 10-Q
period 2010-11-30
Bidfish.com, Inc.
filed 2011-01-18
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 214,520,000 as of January 17, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Bidfish.com Inc.
(A Development Stage Company)
(Unaudited)
November 30, 2010

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Bidfish.com Inc.
 (A Development Stage Company)
Balance Sheets

	November 30, 2010 $ (Unaudited)	August 31, 2010 $

ASSETS

Current Assets

Cash and cash equivalents	22,522	22,522

Total Assets	22,522	22,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	7,533	6,580
Due to related party	1,047	–

Total Current Liabilities	8,580	6,580
Total Liabilities	8,580	6,580

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 3,100,000,000 shares authorized, $0.00001 par value; 214,520,000 shares issued and outstanding	2,145	2,145

Additional paid-in capital	226,648	226,648

Deficit accumulated during the development stage	(214,851)	(212,851)

Total Stockholders’ Equity	13,942	15,942

Total Liabilities and Stockholders’ Equity	22,522	22,522

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Operations
Three Months Ended November 30, 2010 and 2009 and
the Period from June 27, 2006 (Inception) through November 30, 2010
(Unaudited)

	Three Months	Three Months	June 27, 2006
	Ended	Ended	(Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Expenses

General and administrative	–	1,106	17,124
Professional and consulting fees	2,000	24,833	197,727

Total Expenses	2,000	25,939	214,851

Net Loss	(2,000)	(25,939)	(214,851)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	214,520,000	214,520,000

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Cash Flows
Three Months Ended November 30, 2010 and 2009 and
the Period from June 27, 2006 (Inception) through November 30, 2010
(Unaudited)

	Three Months	Three Months	June 27, 2006
	Ended	Ended	(Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010

Operating Activities

Net loss for the period	(2,000)	(25,939)	(214,851)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800

Change in operating assets and liabilities:

Prepaid expenses	–	20,833	–
Accounts payable	953	297	7,533

Net Cash Used In Operating Activities	(1,047)	(4,809)	(194,518)

Financing Activities

Advance from related party	1,047	–	20,040
Proceeds from issuance of common stock	–	–	197,000

Net Cash Provided by Financing Activities	1,047	–	217,040

Increase (Decrease) in Cash and Cash Equivalents	–	(4,809)	22,522

Cash and Cash Equivalents - Beginning of Period	22,522	27,331	–

Cash and Cash Equivalents - End of Period	22,522	22,522	22,522

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Contributed Capital – Debt Forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Notes to the Financial Statements
November 30, 2010
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Bidfish.com Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2010 as reported in Form 10-K, have been omitted.

Note 2 - Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash equivalents include a US dollar bank draft from CIBC bank which is being held by the Company until the Company opens a new bank account.

Note 3 - Related Party Transactions

During the year ended August 31, 2010 a shareholder and the director of the Company advanced $18,993 to the Company, which was forgiven and recorded as contributed capital.

During the three months ended November 30, 2010 the same shareholder and director of the Company advanced $1,047 to the Company. As at November 30, 2010 the Company had a balance of $1,047 owed to this shareholder and director, which is unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 - Common and Preferred Stock

As at November 30 and August 31, 2010, 214,520,000 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

Note 5 - Subsequent Events

Subsequent to November 30, 2010 a shareholder and the director of the Company made payments of $8,340 on behalf of the Company. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

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

As at November 30, 2010, we had working capital of $13,942. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

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

Results of operations

From Inception on June 27, 2006 to November 30, 2010

Our principal capital resources have been acquired through the issuance of common stock.

At November 30, 2010 we had a working capital of $13,942.

At November 30, 2010 our total assets of $22,522 which consists of US dollar bank draft from CIBC bank of $22,522.

At November 30, 2010 our total liabilities were $8,580, compared to our liabilities of $6,580 as at August 31, 2010.

For the three months ended November 30, 2010, we had no revenue and incurred expenditures of $2,000 and posted losses of $2,000. For the three months ending November 30, 2009, we incurred expenditures of $25,939 and posted losses of $25,939.  From inception to November 30, 2010, we incurred losses of $214,851.  The principal components of the losses for the three months ended November 30, 2010 were accounting and consulting fees of $2,000 for services provided for the year ended August 31, 2010.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our internal controls were not effective as of August 31, 2010, and there have been no changes to our controls since that time. Based on that evaluation and the lack of changes since the previous evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective as of November 30, 2010. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of January, 2011.

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