Form 10-Q
period 2011-02-28
Bidfish.com, Inc.
filed 2011-04-14
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53512

BIDFISH.COM INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2250 NW, 114th Ave, Unit 1P
PTY6049, Miami Florida 33172, USA
 (Address of principal executive offices, including zip code.)

011-507-264-6405
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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 214,520,000 as of April 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Bidfish.com Inc.
(A Development Stage Company)
(Unaudited)
February 28, 2011

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Bidfish.com Inc.
 (A Development Stage Company)
Balance Sheets

	February 28, 2011 $ (Unaudited)	August 31, 2010 $

ASSETS

Current Assets

Cash and cash equivalents	22,522	22,522

Total Assets	22,522	22,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	20,196	6,580
Due to related party	9,047	–

Total Current Liabilities	29,243	6,580
Total Liabilities	29,243	6,580

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 3,100,000,000 shares authorized, $0.00001 par value; 214,520,000 shares issued and outstanding	2,145	2,145

Additional paid-in capital	226,648	226,648

Deficit accumulated during the development stage	(235,514)	(212,851)

Total Stockholders’ Equity (Deficit)	(6,721)	15,942

Total Liabilities and Stockholders’ Equity (Deficit)	22,522	22,522

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Operations
Three and Six Months Ended February 28, 2011 and 2010
the Period from June 27, 2006 (Inception) through February 28, 2011
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	June 27, 2006
	Ended	Ended	Ended	Ended	(Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Expenses

General and administrative	3,573	–	3,573	1,106	20,697
Professional and consulting fees	17,090	8,450	19,090	33,283	214,817

Total Expenses	20,663	8,450	22,663	34,389	235,514

Net Loss	(20,663)	(8,450)	(22,663)	(34,389)	(235,514)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	214,520,000	214,520,000	214,520,000	214,520,000

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Cash Flows
Six Months Ended February 28, 2011 and 2010 and
the Period from June 27, 2006 (Inception) through February 28, 2011
(Unaudited)

	Six Months	Six Months	June 27, 2006
	Ended	Ended	(Inception)
	February 28,	February 28,	to February 28,
	2011 $	2010 $	2011 $

Operating Activities

Net loss for the period	(22,663)	(34,389)	(235,514)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800

Change in operating assets and liabilities:

Prepaid expenses	–	20,833	–
Accounts payable	13,616	(8,946)	20,196

Net Cash Used In Operating Activities	(9,047)	(22,502)	(202,518)

Financing Activities

Advance from related party	9,047	17,693	28,040
Proceeds from issuance of common stock	–	–	197,000

Net Cash Provided by Financing Activities	9,047	17,693	225,040

Increase (Decrease) in Cash and Cash Equivalents	–	(4,809)	22,522

Cash and Cash Equivalents - Beginning of Period	22,522	27,331	–

Cash and Cash Equivalents - End of Period	22,522	22,522	22,522

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Contributed Capital – Debt Forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Notes to the Financial Statements
February 28, 2011
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

During the six months ended February 28, 2011 the same shareholder and director of the Company advanced $9,047 to the Company. As at February 28, 2011 the Company had a balance of $9,047 owed to this shareholder and director, which is unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 - Common and Preferred Stock

As at February 28, 2011 and August 31, 2010, 214,520,000 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

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

Our auditors have issued a going concern opinion with our August 31, 2010 financial statements. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

Our Office

Our office is located at 2250 NW, 114th Ave, Unit 1P, PTY6049, Miami Florida 33172, USA.  Our phone number is 011-507-264-6405.

Plan of Operation

Cash Requirements

Over the next twelve months we intend to raise funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$25,000
Operations - website Development and Promotion	75,000
Total	$100,000

As at February 28, 2011, we had working capital deficit of $6,721. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

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

At February 28, 2011 we had a working capital deficit of $6,721.

At February 28, 2011 and August 31, 2010 our total assets were $22,522 which consists of US dollar bank draft from CIBC bank of $22,522.

At February 28, 2011 our total liabilities were $29,243, compared to our liabilities of $6,580 as at August 31, 2010.

For the six months ended February 28, 2011, we had no revenue and incurred expenditures of $22,663 and posted losses of $22,663. For the six months ending February 28, 2010, we incurred expenditures of $34,389 and posted losses of $34,389. The principal components of the losses for the six months ended February 28, 2011 were accounting, audit, consulting and legal fees of $19,090 and transfer agent and filing fees of $3,573.

For the three months ended February 28, 2011, we had no revenue and incurred expenditures of $20,663 and posted losses of $20,663. For the three months ending February 28, 2010, we incurred expenditures of $8,450 and posted losses of $8,450. The principal components of the losses for the three months ended February 28, 2011 were accounting, audit, consulting and legal fees of $17,090 and transfer agent and filing fees of $3,573.

From inception to February 28, 2011, we incurred losses of $235,514.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Our internal controls were not effective as of August 31, 2010, and there have been no changes to our controls since that time. Based on that evaluation and the lack of changes since the previous evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective as of February 28, 2011. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2011.

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