Form 10-Q
period 2011-05-31
Bidfish.com, Inc.
filed 2011-07-20
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 214,520,000 as of July 20, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Bidfish.com Inc.
(A Development Stage Company)
(Unaudited)
May 31, 2011

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Bidfish.com Inc.
 (A Development Stage Company)
Balance Sheets

	May 31, 2011 $ (Unaudited)	August 31, 2010 $

ASSETS

Current Assets

Cash and cash equivalents	1,771	22,522

Total Assets	1,771	22,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	3,473	6,580
Due to related party	9,047	–

Total Current Liabilities	12,520	6,580
Total Liabilities	12,520	6,580

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 3,100,000,000 shares authorized, $0.00001 par value; 214,520,000 shares issued and outstanding	2,145	2,145

Additional paid-in capital	226,648	226,648

Deficit accumulated during the development stage	(239,542)	(212,851)

Total Stockholders’ Equity (Deficit)	(10,749)	15,942

Total Liabilities and Stockholders’ Equity (Deficit)	1,771	22,522

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Operations
Three and Nine Months Ended May 31, 2011 and 2010
the Period from June 27, 2006 (Inception) through May 31, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	June 27, 2006
	Ended	Ended	Ended	Ended	(Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Expenses

General and administrative	378	–	3,951	1,106	21,075
Professional and consulting fees	3,650	2,030	22,740	35,313	218,467

Total Expenses	4,028	2,030	26,691	36,419	239,542

Net Loss	(4,028)	(2,030)	(26,691)	(36,419)	(239,542)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	214,520,000	214,520,000	214,520,000	214,520,000

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Cash Flows
Nine Months Ended May 31, 2011 and 2010 and
the Period from June 27, 2006 (Inception) through May 31, 2011
(Unaudited)

	Nine Months	Nine Months	June 27, 2006
	Ended	Ended	(Inception)
	May 31,	May 31,	to May 31,
	2011 $	2010 $	2011 $

Operating Activities

Net loss for the period	(26,691)	(36,419)	(239,542)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800

Change in operating assets and liabilities:

Prepaid expenses	–	20,833	–
Accounts payable	(3,107)	(6,916)	3,473

Net Cash Used In Operating Activities	(29,798)	(22,502)	(223,269)

Financing Activities

Advance from related party	9,047	17,693	28,040
Proceeds from issuance of common stock	–	–	197,000

Net Cash Provided by Financing Activities	9,047	17,693	225,040

Increase (Decrease) in Cash and Cash Equivalents	(20,751)	(4,809)	1,771

Cash and Cash Equivalents - Beginning of Period	22,522	27,331	–

Cash and Cash Equivalents - End of Period	1,771	22,522	1,771

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Contributed Capital – Debt Forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Notes to the Financial Statements
May 31, 2011
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

Note 2 - Related Party Transactions

During the year ended August 31, 2010 a shareholder and the director of the Company advanced $18,993 to the Company, which was forgiven and recorded as contributed capital.

During the nine months ended May 31, 2011 the same shareholder and director of the Company advanced $9,047 to the Company. As at May 31, 2011 the Company had a balance of $9,047 owed to this shareholder and director, which is unsecured, non-interest bearing and have no fixed terms of repayment.

Note 3 - Common and Preferred Stock

As at May 31, 2011 and August 31, 2010, 214,520,000 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

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

Effective September 15, 2009, we completed a merger with our wholly-owned subsidiary, Bidfish.com Inc. a Nevada corporation, for the purpose of effecting a change in our name from “Park and Sell Corp.” to “Bidfish.com Inc.” Management determined to abandon our then business plan, consisting of recreational vehicle sales and leasing due to the lack of success in that business and our inability to attract further financing for that business. Accordingly, during September, 2009, management decided to change our business focus to online entertainment shopping, specifically online auctions of consumer goods. In connection with the change of business focus, we changed our name from Park and Sell Corp. to Bidfish.com Inc.

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

As at May 31, 2011, we had working capital deficit of $10,749. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

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

At May 31, 2011 we had a working capital deficit of $10,749.

At May 31, 2011 and August 31, 2010 our total assets were cash balances of $1,771 and $22,522 respectively.

At May 31, 2011 our total liabilities were $12,520, compared to our liabilities of $6,580 as at August 31, 2010.

For the nine months ended May 31, 2011, we had no revenue and incurred expenditures of $26,691 and posted losses of $26,691. For the nine months ending May 31, 2010, we incurred expenditures of $36,419 and posted losses of $36,419. The principal components of the losses for the nine months ended May 31, 2011 were accounting, auditor’s review, consulting and legal fees of $22,740 and transfer agent and filing fees of $3,862.

For the three months ended May 31, 2011, we had no revenue and incurred expenditures of $4,028 and posted losses of $4,028. For the three months ending May 31, 2010, we incurred expenditures of $2,030 and posted losses of $2,030. The principal components of the losses for the three months ended May 31, 2011 were accounting and auditors’ review fees of $3,650 and transfer agent and filing fees of $238.

From inception to May 31, 2011 we incurred losses of $239,542.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended May 31, 2011 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of July, 2011.

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