Form 10-K/A
period 2010-08-31
Bidfish.com, Inc.
filed 2011-07-29
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The report of our auditors on our audited financial statements for the fiscal year ended August 31, 2010 contains a going concern explanatory paragraph as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  We will be required to raise additional capital and/or debt over the next twelve months to meet our ongoing expenses.

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

The Company plans to (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; and / or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will continue to rely on advances from the sole Director and President of the Company. As at the time of this report, there are no written commitments from existing or potential stockholders or lenders. Our sole Director and President has verbally offered to provide us with cash advances on an as needed basis to meet our working capital needs in the next 12 months.

There are no assurances that we will be able to obtain additional funds required for our continued operations. Our auditors have issued a going concern opinion. In such event that we do not obtain sufficient cash advances from our sold Director and the President, or raise sufficient additional funds by secondary offering or private placement and/or bank financing, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

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

			June 27, 2006
	Year Ended	Year Ended	(Inception)
	August 31, 2010	August 31, 2009	to August 31, 2010
	$	$	$

Expenses

General and administrative	1,106	5,155	17,124
Professional and consulting fees	40,663	105,987	195,727

Total Expenses	41,769	111,142	212,851

Net Loss	(41,769)	(111,142)	(212,851)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	214,520,000	214,520,000

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has not generated any revenues and has accumulated losses of $212,851 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is working to secure additional financing to meet its obligations and working capital requirements over the next twelve months.

The Company plans to but there are no assurances that it will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will continue to rely on advances from the President of the Company which was verbally committed by the President. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

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

ITEM 9A.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported properly within the time periods specified in the SEC’s rules and forms.

The management strives to remedy the deficiencies by thoroughly reviewing the requirements for the filings and the contents of filings.

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

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past ten years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

During the year ended August 31, 2009, the Company repaid its former president Mr. Michael Trumper his advances to the Company totaling $24,509.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of July, 2011.

BIDFISH.COM INC.
(Registrant)

BY:	/S/ Juan Carlos Espinosa
Juan Carlos Espinosa
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Principal Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/S/ Juan Carlos Espinosa
Juan Carlos Espinosa	President, Chief Executive Officer,	July 28, 2011
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