Form 10-Q/A
period 2010-11-30
Bidfish.com, Inc.
filed 2011-07-29
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
(Unaudited)

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	June 27, 2006 (Inception) to November 30, 2010
	$	$	$

Expenses

General and administrative	–	1,106	17,124
Professional and consulting fees	2,000	24,833	197,727

Total Expenses	2,000	25,939	214,851

Net Loss	(2,000)	(25,939)	(214,851)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	214,520,000	214,520,000

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended November 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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