Form 10-K/A
period 2010-08-31
Bidfish.com, Inc.
filed 2011-09-22
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

In addition, effective September 15, 2009, we effected a 31 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.000 0 1 par value. Our issued and outstanding has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

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

On September 15, 2009, we completed a 31 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.000 0 1 par value. Our issued and outstanding has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

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

ITEM 9A.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer Mr. Juan Carlos Espinosa , of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our principal executive and financial officer, Mr. Juan Carlos Espinosa  concluded that as of and for the year ended August 31, 2010 , our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported properly within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures were not effective due to our lack of segregation of duties.

We are taking steps to improve our disclosure controls and procedures to ensure we meet all filing requirements by the SEC timely.  As of the date of this report, we have been in the process of identifying and appointing additional qualified personnel who can review, improve and maintain our disclosure controls and procedures, as well as securing sufficient financing to cover the costs of implementing the changes required for our remediation efforts.

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

Management , including our principal executive and financial officer Mr. Juan Carlos Espinosa, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2010, our internal control over financial reporting was not  effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarters ended August 31, 2010.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the material weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	11/09/07	3.1
3.2	Bylaws.	SB-2	11/09/07	3.2
4.1	Specimen Stock Certificate.	SB-2	11/09/07	4.1
14.1	Code of Ethics.	10-K	1/12/11	14.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of September , 2011.

BIDFISH.COM INC.
(Registrant)

BY:	/S/ Juan Carlos Espinosa
Juan Carlos Espinosa
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Principal Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/S/ Juan Carlos Espinosa
Juan Carlos Espinosa	President, Chief Executive Officer,	September 22, 2011
Chief Financial Officer, Treasurer,
Principal Accounting Officer, Secretary and a member of the Board of Directors