Form 10-K
period 2011-08-31
Bidfish.com, Inc.
filed 2011-11-21
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED AUGUST 31, 2011

Commission file number 000-53512

BIDFISH.COM INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

90-0768498
(IRS Employer Identification No.)

2591 Dallas Parkway, Suite 102., Frisco, Texas 75034
 (Address of principal executive offices, including zip code.)

(972) 963-0001
 (Registrant’s telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, $2,200,000 as of November 18, 2011.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 55,500,030 common shares issued and outstanding as of November 18, 2011.

Transitional Small Business Disclosure Format (Check one):   Yes [   ]   No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]  No [  ]

PART I

ITEM 1.   BUSINESS.

Business History

Bidfish.com Inc. (“Bidfish”, or the “Company”) was incorporated on June 27, 2006, under its former name “Park and Sell Corp.” Prior to September 15, 2009, we were engaged in the business of offering vehicles, ATVs, motorcycles, campers, RVs and boats for sale privately at a fixed fee. It was our intention to be one of the few website driven businesses up and operating offering buyers and sellers the opportunity to search, view, contact, buy and sell privately owned vehicles, ATVs, motorcycles, campers, RVs and boats.  We commenced limited operations including a feasibility study and the search for an appropriate facility location.  As our management conducted due diligence on the recreational vehicle industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

Effective September 15, 2009, we completed a merger with our wholly-owned subsidiary, Bidfish.com Inc. a Nevada corporation, for the purpose of effecting a change in our name from “Park and Sell Corp.” to “Bidfish.com Inc.” During our company’s past fiscal quarter, management determined to abandon our current business plan, consisting of recreational vehicle sales and leasing due to the lack of success in the current business and our inability to attract further financing for this business. Accordingly,  management decided to change our business focus to online entertainment shopping, specifically online auctions of consumer goods. In connection with the change of business focus, we changed our name from Park and Sell Corp. to Bidfish.com Inc.

In addition, effective September 15, 2009, we effected a 31 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.00001 par value. Our issued and outstanding increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

Effective November 7, 2011, the board of directors approved a one (1) for six (6) reverse stock split of authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein the Company issued one share for every six shares of common stock issued and outstanding immediately prior to the effective date of the forward stock split. As a result, the authorized capital decreased from 3,100,000,000 shares of common stock with a par value of $0.00001 to 516,666,666 shares of common stock with a par value of $0.001. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "BDFH" effective at the opening of the market on September 24, 2009.

The report of our auditors on our audited financial statements for the fiscal year ended August 31, 2011 contains a going concern explanatory paragraph as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  We will be required to raise additional capital and/or debt over the next twelve months to meet our ongoing expenses.

We operate the website “Bidfish.com” which is an online entertainment shopping portal. Our business plan was to sell “bids” to customers who then use them to bid on consumer products such as PC’s, MP3 players, camera’s and TV’s that we sell through an auction system on the website. Products would be shipped either direct from the distributor or from our facility. We have not made any sales to date and we do not currently maintain an inventory of the products we plan to sell.

Current Business Operations

In September 2011, the directors of the Company determined that it is in the best interest of the Company to change its business focus and seek a relationship with an operating company that can provide business and profits to benefit the Company’s stockholders.

Effective November 7, 2011, the Company and Halter Energy Capital Corporation (“Halter”) completed a Stock Purchase Agreement, pursuant to which Halter was entitled to receive a total of 44,500,000 post-reverse split shares of common stock of the Company for gross proceeds of $500,000, and warrants to purchase 20,000,000 shares for $0.20 per share within two years (the “Sale”).

Effective November 7, 2011, the Company and Juan Carlos Espinosa, the existing controlling stockholder, completed a Redemption Agreement pursuant to which the Company redeemed 24,753,333 post-reverse split shares of common stock for $1,000 (the “Redemption”).

As a result of the Sale and Redemption, Halter owned approximately 80.18% of the then outstanding Common Stock of the Company.

Upon the completion of the Sale on November 7, 2011, Juan Carlos Espinosa resigned as the director of the Company and Kevin B. Halter, Jr. was appointed the new director of the Company.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer and director.

Our Office

Our address is 2591 Dallas Parkway, Suite 102., Frisco, Texas 75034

Our phone number is (972) 963-0001
.
ITEM 1A.   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.   PROPERTIES.

Our office is located at 2591 Dallas Parkway, Suite 102., Frisco, Texas 75034, and we currently do not incur rent expense. We do not have other properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of November 18, 2011 there were 53 holders of record of our common stock. As of such date, 55,500,030 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BDFH”.

On September 15, 2009, we completed a 31 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.00001 par value. Our issued and outstanding common stock has increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

On November 7, 2011, we completed a one (1) for six (6) reverse stock split of authorized, issued and outstanding shares of common stock. As a result, our authorized capital decreased from 3,100,000,000 shares of common stock with a par value of $0.00001 to 516,666,666 shares of common stock with a par value of $0.001. Our issued and outstanding common stock has decreased from 214,520,000 shares of common stock to 35,753,333 shares of common stock. Our preferred stock remains unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

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

Recent Sales of Unregistered Securities

Effective November 7, 2011, the Company issued 44,500,000 shares of common stock of the Company for gross proceeds of $500,000.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

For the year ending August 31, 2011 we had net loss of $51,724 compared to net loss of $41,769 in 2010. General and administrative expenses increased from $4,026 in 2010 to $22,584 in 2011. Professional and consulting fees decreased from $37,743 in 2010 to $29,140 in 2011.

Inception through August 31, 2011 losses total $264,575. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2011, we had cash and total asset of $1,680, and working capital deficit of $35,782.

As of August 31, 2011, our total liabilities were $37,462 comprised of accounts payable of $9,115, accounts payable to related party of $19,300 and amounts due to related party of $9,047.  This compares to our total liabilities of $6,580 at August 31, 2010.

During the year ended August 31, 2011 we were advanced $9,047 from Mr. Juan Carlos Espinosa who is also a shareholder of the Company.

Cash Requirements

Over the next twelve months we intend to acquire a profitable business and raise funds for operations and general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$50,000
Operations	$200,000
Total	$250,000

As of August 31, 2011, we had working capital deficit of $35,782. We will require additional financing before we generate significant revenues and profit. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

The Company plans to (1) acquire a business to generate sufficient cash flow from operations; and / or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will continue to rely on advances from shareholders and / or directors and officers of the Company. As at the time of this report, there are no written commitments from existing or potential stockholders or lenders. During September, 2011 we received $20,000 from Mr. Juan Carlos Espinosa by issuing him a promissory note for the principal amount of $20,000 at simple annual interest rate of 12% repayable upon demand. During November, 2011 we received $500,000 from our new director Mr. Kevin Halter Jr. as gross proceed for 44,500,000 shares of our common stock.

There are no assurances that we will be able to obtain additional funds required for our continued operations. Our auditors have issued a going concern opinion. In such event that we do not obtain sufficient cash advances from our sole director and the president, or raise sufficient additional funds by secondary offering or private placement and/or bank financing, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

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

The following consolidated financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm dated November 15, 2011;

-	Report of Independent Registered Public Accounting Firm dated November 26, 2008:

-	Balance Sheets at August 31, 2011 and 2010;

-	Statements of Operations for the years ended August 31, 2011 and 2010, and for the period from June 27, 2006 (inception) to August 31, 2011;

-	Statement of Stockholders’ Equity (Deficit) from June 27, 2006 (inception) to August 31, 2011;

-	Statements of Cash Flows for the years ended August 31, 2011 and 2010, and the period from June 27, 2006 (inception) to August 31, 2011;

-	Notes to the Financial Statements.

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bidfish.com Inc.
(A Development Stage Company)
Miami, FL

We have audited the accompanying balance sheets of Bidfish.com Inc. (the “Company”) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 27, 2006 (Inception) to August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from June 27, 2006 (Inception) to August 31, 2008, which totals reflected a deficit of $59,940 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated November 26, 2008, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidfish.com Inc. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period from June 27, 2006 (Inception) to August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 15, 2011

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 26, 2008

Bidfish.com Inc.
 (A Development Stage Company)
Balance Sheets

	August 31, 2011 $	August 31, 2010 $

ASSETS

Current Assets

Cash and cash equivalents	1,680	22,522

Total Assets	1,680	22,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	9,115	6,580
Accounts payable – related party	19,300	-
Due to related party	9,047	-

Total Current Liabilities	37,462	6,580
Total Liabilities	37,462	6,580

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 516,666,666 shares authorized, $0.001 par value; 35,753,363 shares issued and outstanding on August 31, 2011 and 2010	35,753	35,753

Additional paid-in capital	193,040	193,040

Deficit accumulated during the development stage	(264,575)	(212,851)

Total Stockholders’ Equity (Deficit)	(35,782)	15,942

Total Liabilities and Stockholders’ Equity (Deficit)	1,680	22,522

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Operations
Years Ended August 31, 2011 and 2010 and
the Period from June 27, 2006 (Inception) through August 31, 2011

	Year Ended	Year Ended	June 27, 2006
	August 31,	August 31,	(Inception)
	2011 $	2010 $	to August 31, 2011 $

Expenses

General and administrative	22,584	4,026	42,628
Professional and consulting fees	29,140	37,743	221,947

Total Expenses	51,724	41,769	264,575

Net Loss	(51,724)	(41,769)	(264,575)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	35,753,363	35,753,363

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Cash Flows
Years Ended August 31, 2011 and 2010 and
the Period from June 27, 2006 (Inception) through August 31, 2011

	Year Ended	Year Ended	June 27, 2006
	August 31,	August 31,	(Inception) to
	2011	2010	August 31, 2011
	$	$	$

Operating Activities

Net loss for the period	(51,724)	(41,769)	(264,575)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800

Change in operating assets and liabilities:

Prepaid expenses	–	20,833	–
Accounts payable – related party	19,300	-	19,300
Accounts payable	2,535	(2,866)	9,115

Net Cash Used In Operating Activities	(29,889)	(23,802)	(223,360)

Financing Activities

Advance from related party	9,047	18,993	28,040
Proceeds from issuance of common stock	–	–	197,000

Net Cash Provided by Financing Activities	9,047	18,993	225,040

Increase (Decrease) in Cash and Cash Equivalents	(20,842)	(4,809)	1,680

Cash and Cash Equivalents - Beginning of Period	22,522	27,331	–

Cash and Cash Equivalents - End of Period	1,680	22,522	1,680

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Contributed Capital – Debt Forgiveness	–	18,993	18,993

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
the Period from June 27, 2006 (Inception) through August 31, 2011

	Common Stock		Additional Paid-In	Stock Subscription	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Receivable	Stage	Total
	#	$	$	$	$	$
Balance - June 27, 2006 (Inception)	-	-	-	-	-	-
Common stock issued for cash	25,833,363	25,833	(20,833)	(5,000)	-	-
Donated services	-	-	800	-	-	800
Net loss for the period	-	-	-	-	(16,309)	(16,309)
Balance - August 31, 2006	25,833,363	25,833	(20,033)	(5,000)	(16,309)	(15,509)
Proceeds received from stock subscriptions receivable	-	-	-	5,000	-	5,000
Donated services	-	-	4,800	-	-	4,800
Net loss for the year	-	-	-	-	(4,906)	(4,906)
Balance - August 31, 2007	25,833,363	25,833	(15,233)	-	(21,215)	(10,615)
Common stock issued for cash	9,920,000	9,920	182,080	-	-	192,000
Donated services	-	-	4,800	-	-	4,800
Net loss for the year	-	-	-	-	(38,725)	(38,725)
Balance - August 31, 2008	35,753,363	35,753	171,647	-	(59,940)	147,460
Donated services	-	-	2,400	-	-	2,400
Net loss for the year	-	-	-	-	(111,142)	(111,142)
Balance - August 31, 2009	35,753,363	35,753	174,047	-	(171,082)	38,718
Contributed capital – debt forgiveness	-	-	18,993	-	-	18,993
Net loss for the year	-	-	-	-	(41,769)	(41,769)
Balance - August 31, 2010	35,753,363	35,753	193,040	-	(212,851)	15,942
Net loss for the year	-	-	-	-	(51,724)	(51,724)
Balance - August 31, 2011	35,753,363	35,753	193,040	-	(264,575)	(35,782)

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has not generated any revenues and has accumulated losses of $264,575 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is working to secure additional financing to meet its obligations and working capital requirements over the next twelve months.

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

ASC220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include a US bank draft from CIBC bank which is being held by the Company until the Company opens a new bank account.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC740 “Income Taxes” as of its inception. Pursuant to ASC740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

i)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with ASC 605 Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to August 31, 2011.

j)	Newly Adopted Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

k) Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

3.     Related Party Transactions

From July 1, 2006 through his resignation on April 20, 2009, the former president provided management services and office space to the Company, each with a fair value of $200 per month for total donated services of $12,800 which was charged to operations and recorded as donated capital. As at August 31, 2011 and 2010, the Company had no balance owed to the former president.

During the year ended August 31, 2010 a shareholder and former director of the Company advanced $18,993 to the Company, which was forgiven and recorded as contributed capital. During the year ended August 31, 2011, the same shareholder and director advanced $9,047 to the Company. As at August 31, 2011, the Company had a balance of $9,047 owed to him, which is unsecured, non-interest bearing and has no fixed terms of repayment.

During the year ended August 31, 2011 the Company incurred transfer agent fees of $17,427 to a company of which the current director is the president. As at August 31, 2011 the Company had a balance of $19,300 owed to this related party.

4.     Common and Preferred Stock

The Company’s authorized stocks consist of:

-  516,666,666 common shares at a par value of $0.001, and
-  100,000,000 preferred shares at a par value of $0.00001.

Effective November 7, 2011, the board of directors approved a one (1) for six (6) reverse stock split of authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein the Company would issue one share for every six shares of common stock issued and outstanding immediately prior to the effective date of the forward stock split. As a result, the authorized capital decreased from 3,100,000,000 shares of common stock with a par value of $0.00001 to 516,666,666 shares of common stock with a par value of $0.001. The reverse stock split is presented retroactively in these financial statements.

On January 15, 2008, the Company issued 9,920,000 common shares for proceeds of $192,000.

As of August 31, 2011 and 2010, 35,753,363 shares of the Company’s common stock are issued and outstanding, and no shares of the Company’s preferred stock are issued and outstanding.

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

5.      Income Taxes

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

The components of the net deferred tax asset at August 31, 2011 and 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	August 31,	August 31,
	2011	2010
	$	$

Net Loss before taxes	(51,724)	(41,769)
Statutory rate	34%	34%

Computed expected tax recovery	(17,586)	(14,201)
Non-deductible expenses	–	–
Other	–	–

Change in valuation allowance	17,586	14,201
Reported income taxes	–	–

Deferred tax asset
- Cumulative net operating losses	86,098	68,512
- Less valuation allowance	(86,098)	(68,512)

Net deferred tax asset	–	–

The Company has incurred operating losses of $251,775 which will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Expiration	Date of
	Net	Operating
Year Incurred	Loss	Loss
	$

2006	15,509	2026
2007	106	2027
2008	33,925	2028
2009	108,742	2029
2010	41,769	2030
2011	51,724	2031

	251,775

6.    Subsequent Events

Effective September 9, 2011 the Company issued a promissory note of $20,000 to a shareholder and the director of the Company at annual interest rate of 12%. The promissory note is unsecured and payable upon demand.

Effective November 7, 2011, the Company and Halter Energy Capital Corporation (“Halter”) closed a Stock Purchase Agreement, pursuant to which Halter received a total of 44,500,000 shares of common stock of the Company for gross proceeds of $500,000, and warrants to purchase 20,000,000 shares for $0.20 per share within two years.

Effective November 7, 2011, the Company and Juan Carlos Espinosa, the existing controlling stockholder, closed a Redemption Agreement pursuant to which the Company redeemed 24,753,333 shares of common stock for $1,000.

Upon completion of the transactions described above on November 7, 2011, Halter owned approximately 80.18% of the outstanding Common Stock of the Company.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to August 31, 2011, included in this report have been audited by LBB & Associates Ltd., LLP., as set forth in their report included in this report.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our previous principal executive and financial officer Mr. Juan Carlos Espinosa who resigned on November 7, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our previous principal executive and financial officer Mr. Juan Carlos Espinosa concluded that as of and for the year ended August 31, 2011, our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported properly within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures were not effective due to our lack of segregation of duties.

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

Management, including our previous principal executive and financial officer Mr. Juan Carlos Espinosa, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2011.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2011, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarters ended August 31, 2011.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Kevin B. Halter, Jr.	51	President, principal executive officer, treasurer,
		principal financial officer, principal accounting
		officer and a member of the board of directors.

The person named above has held their offices/positions since November 7, 2011 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

On November 7, 2011 Mr. Juan Carlos Espinosa resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Concurrent with his resignations, Mr. Kevin B. Halter, Jr. was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole member of the Company’s Board of Directors.

Mr. Kevin B. Halter, Jr. has been President of Securities Transfer Corporation since 1987, an SEC registered stock transfer company.  He has been a Vice President and Director of Halter Capital Corporation since 1987.  He has been the President, Secretary and Director of SMSA Kerrville since November 9, 2010. From December 9, 2010 until January 16, 2011 he served as a member of the Board, and as the Company’s CEO, Chief Financial Officer and Secretary of Ventura Assets Limited. From 1994 to September 3, 2010 he has served as Vice President and Director of Millennia, Inc. From August 4, 1998 until February 27, 2004 he was a Director and Secretary-Treasurer of Millennia Tea Masters, Inc., now known as Voip, Inc.  From January 31, 2005 until March 2005 he was President and a Director of Meditech, Inc., now known as Deli Solar (USA) Inc.  From March 30, 2005 until January 30, 2006 he was President and a Director of Strong Technical, Inc., now known as Zhongpin, Inc.  From October 18, 2005 until December 7, 2005, he was President and a Director of General Devices, Inc., now known as Aduromed Industries, Inc.  From February 21, 2006 until February 5, 2008 he was President and a Director of Rub A Dub Soap, Inc., now known as Sentaida Tire Company Limited. On March 3, 2011 in Administrative Proceeding File No. 3-14285, In the Matter of Securities Transfer Corporation and Kevin Halter, Jr., an agreed order was entered censuring STC and requiring STC to retain a consultant to review all internal systems and recommend procedures to safeguard the funds and securities of its customers on deposit and to submit to continuing oversight review by such consultant. STC was fined $10,000, and Kevin Halter, Jr. was suspended for three months from associating in a supervisory capacity with a transfer agent, broker-dealer or investment advisor. Such order arose from a situation in which a former financial officer of STC commingled funds of STC and of its clients.

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

Audit Committee and Charter

As at August 31, 2011 and the date of this report, we do not have a separately-designated audit committee of the board.  Audit committee functions are performed by our sole director Mr. Kevin B. Halter, Jr., who is not deemed independent, as he also holds positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is filed as an exhibit to our Form 10K for the year ended August 31, 2010.

Section 16(a) of the Securities Exchange Act of 1934

We are not subject to Section 16(a) of the Securities Exchange Act of 1934 as of the date of this report.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended August 31, 2006, to 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)

President and Treasurer:
Juan Carlos Espinosa	2011	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2010	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2009	0	0	0	0	0	0	0	0
Michael Trumper	2008	0	0	0	0	0	0	0	0
Michael Trumper	2007	0	0	0	0	0	0	0	0
Michael Trumper	2006	0	0	0	0	0	0	0	0

Vice President and Secretary:
Juan Carlos Espinosa	2011	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2010	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2009	0	0	0	0	0	0	0	0
Ryan Lockhart	2008	0	0	0	0	0	0	0	0
Ryan Lockhart	2007	0	0	0	0	0	0	0	0
Ryan Lockhart	2006	0	0	0	0	0	0	0	0

On November 7, 2011 Mr. Juan Carlos Espinosa resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Concurrent with his resignations, Mr. Kevin B. Halter, Jr. was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole member of the Company’s Board of Directors. We do not anticipate paying salaries until we acquire new business operations.

Compensation of Directors

The following sets for compensation paid to members of our board of directors for the fiscal year ended August 31, 2011.  The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)

Juan Carlos Espinosa	0	0	0	0	0	0	0

On November 7, 2011 Mr. Juan Carlos Espinosa resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Concurrent with his resignations, Mr. Kevin B. Halter, Jr. was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole member of the Company’s Board of Directors. We do not anticipate paying salaries until we acquire new business operations.

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

	Direct Amount of	Percent
Name	Beneficial Owner	of Class
Halter Energy Capital Corporation (1)	44,500,000	80.18%
All officers and directors as a group (1 Individual)	44,500,000	80.18%

(1) Kevin Halter, Jr. is the owner of Halter Energy Capital Corporation

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 31, 2006 we issued a total of 77,500,000 pre split shares of restricted common stock to Michael Trumper, one of our officers and directors at the time in consideration of $2,500 and 77,500,000 pre split shares of restricted common stock to Ryan Lockhart, one of our officers and directors at the time in consideration of $2,500.

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

During the year ended August 31, 2011 Mr. Juan Espinosa advanced $9,047 to the Company. As at August 31, 2011 the Company had a balance of $9,047 owed to this shareholder and director, which is unsecured, non-interest bearing and have no fixed terms of repayment.

On September 9, 2011 the Company issued a promissory note of $20,000 to a shareholder and the director of the Company at annual interest rate of 12%. The promissory note is unsecured and repayable upon demand.

During the year end August 31, 2011 the Company incurred transfer agent fees of $17,427 to a company of which Kevin B. Halter, Jr. is the president. As of August 31, 2011 the Company had a balance owed to the related party of $19,300.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$14,500	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2010	$12,360	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$6,000	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$7,267	Manning Elliott, LLP, Independent Registered Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$1,250	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2010	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$0	Manning Elliott, LLP, Independent Registered Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2010	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2010	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2009	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of November, 2011.

BIDFISH.COM INC.
(Registrant)

BY:	/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Principal Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.	President, Chief Executive Officer,	November 21 2011
2591 Dallas Parkway, Suite 102	Chief Financial Officer, Treasurer,
Frisco, TX 75034	Principal Accounting Officer, Secretary and a member of the Board of Directors