Form 10-Q
period 2011-11-30
Bidfish.com, Inc.
filed 2012-01-13
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BIDFISH.COM INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

90-0768498
(IRS Employer Identification No.)

2591 Dallas Parkway, Suite 102, Frisco, Texas 75034
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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,500,030 as of January 13, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Bidfish.com Inc.
(An Exploration Stage Company)
(Unaudited)
November 30, 2011

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Bidfish.com Inc.
 (An Exploration Stage Company)
Balance Sheets

	November 30, 2011 $ (Unaudited)	August 31, 2011 $

ASSETS

Current Assets

Cash and cash equivalents	417,853	1,680
Prepaid expenses	17,300	-

Total Assets	435,153	1,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued interest	600	9,115
Accounts payable – related party	23,791	19,300
Due to related party	9,047	9,047
Promissory note	20,000	-

Total Current Liabilities	53,438	37,462
Total Liabilities	53,438	37,462

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 516,666,666 shares authorized, $0.001 par value; 55,500,030 and 35,753,363 shares issued and outstanding on November 30, 2011 and August 31, 2011 respectively	55,500	35,753

Additional paid-in capital	672,293	193,040

Deficit accumulated during the exploration stage	(346,078)	(264,575)

Total Stockholders’ Equity (Deficit)	381,715	(35,782)

Total Liabilities and Stockholders’ Equity (Deficit)	435,153	1,680

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (An Exploration Stage Company)
Statements of Operations
Three Months Ended November 30, 2011 and 2010 and
the Period from June 27, 2006 (Inception) through November 30, 2011
(Unaudited)

	Three Months Ended November 30, 2011 $	Three Months Ended November 30, 2010 $	June 27, 2006 (Inception) to November 30, 2011 $

Expenses

General and administrative	29,253	–	71,881
Professional and consulting fees	51,650	2,000	273,597

Total Expenses	80,903	2,000	345,478

Net loss from operations	(80,903)	(2,000)	(345,478)

Other Income/Expenses
Interest Expense	(600)	–	(600)

Net Loss	(81,503)	(2,000)	(346,078)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,744,000	35,753,363

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (An Exploration Stage Company)
Statements of Cash Flows
Three Months Ended November 30, 2011 and 2010 and
the Period from June 27, 2006 (Inception) through November 30, 2011
(Unaudited)

	Three Months	Three Months	June 27, 2006
	Ended November 30,	Ended November 30,	(Inception) to November 30,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss for the period	(81,503)	(2,000)	(346,078)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800

Change in operating assets and liabilities:

Prepaid expenses	(17,300)	–	(17,300)
Accounts payable – related party	4,491	–	23,791
Accounts payable and accrued interest	(8,515)	953	600

Net Cash Used In Operating Activities	(102,827)	(1,047)	(326,187)

Financing Activities

Promissory note	20,000	–	20,000
Advance from related party	–	1,047	28,040
Common share redemption	(1,000)	–	(1,000)
Proceeds from issuance of common stock	500,000	–	697,000

Net Cash Provided by Financing Activities	519,000	1,047	744,040

Change in Cash and Cash Equivalents	416,173	–	417,853

Cash and Cash Equivalents - Beginning of Period	1,680	22,522	–

Cash and Cash Equivalents - End of Period	417,853	22,522	417,853

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Contributed Capital – Debt Forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

Bidfish.com Inc.
 (An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited interim financial statements of Bidfish.com Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2011 as reported in Form 10-K, have been omitted.

As at the date of this report the Company is actively searching for an oil and gas project.

2.   Related Party Transactions

During the three months ended November 30, 2011 the Company incurred transfer agent fees of $3,000 and filing fees of $1,491 to a company of which the sole director and officer of the Company is the president. As of November 30, 2011 the Company, had a balance of $23,791 owed to this related party, which is non-interest bearing, unsecured and payable on demand.

3.   Promissory Note

Effective September 9, 2011 the Company issued a promissory note of $20,000 to a shareholder and the former director of the Company at annual interest rate of 12%. The promissory note is unsecured and payable upon demand. As of November 30, 2011, the Company recorded accrued interest of $600 on the promissory note.

4.   Common and Preferred Stock

Effective November 7, 2011, the Company and Halter Energy Capital Corporation (“Halter”) closed a Stock Purchase Agreement, pursuant to which Halter received a total of 44,500,000 shares of common stock of the Company for gross proceeds of $500,000, and warrants to purchase 20,000,000 shares for $0.20 per share within two years. The relative fair value of the warrants was estimated to be $76,907 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.25%, expected volatility of 178%, an expected life of 2 years and no expected dividends.

Effective November 7, 2011, the Company and Juan Carlos Espinosa, the controlling stockholder at the time, closed a Redemption Agreement pursuant to which the Company redeemed 24,753,333 shares of common stock for $1,000.

Upon completion of the transactions described above on November 7, 2011, Halter owned approximately 80.18% of the outstanding Common Stock of the Company.

Upon the completion of the Sale on November 7, 2011, Juan Carlos Espinosa resigned as the director of the Company and Kevin B. Halter, Jr. was appointed the new director of the Company.

5.   Commitment

Effective November 30, 2011 the Company entered into a consulting agreement with Laszlo Consulting for identifying oil and gas leases, conducting preliminary due diligence of the leases, assisting in the acquisition of the leases and advising on drilling and completing oil wells on the acquired property.

The term of the consulting agreement is for a minimum of two months after which it is on a month to month basis. The consulting services commenced on December 1, 2011 for which the compensation is $7,000 per month. $14,000 was prepaid to Laszlo Consulting on November 30, 2011.

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

We are an exploration stage corporation and have not started operations or generated or realized any revenues from our business operations.

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

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "BDFH" effective at the opening of the market on September 24, 2009.

We operated the website “Bidfish.com” which was an online entertainment shopping portal. Our business plan was to sell “bids” to customers who then use them to bid on consumer products such as PC’s, MP3 players, camera’s and TV’s that we sell through an auction system on the website. Products would be shipped either direct from the distributor or from our facility. We have not made any sales to date and we do not currently maintain an inventory of the products we plan to sell.

Current Business Operations

In September 2011, the directors of the Company determined that it is in the best interest of the Company to change its business focus and seek a relationship with an operating company that can provide business and profits to benefit the Company’s stockholders. As of November 30, 2011 and the date of this report we have been actively seeking an oil and gas lease property, but have not determined on the property to acquire.

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

Government Regulation

We are not currently subject to direct federal, state, provincial, or local regulations.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are an exploration stage company and currently have no employees, other than our sole officer and director.

Our Office

Our address is 2591 Dallas Parkway, Suite 102., Frisco, Texas 75034

Our phone number is (972) 963-0001

Plan of Operation

Cash Requirements

Over the next twelve months we intend to identify a new business that can bring profits and benefit our shareholders.

Estimated Funding Required During the Next Twelve Months

General and Administrative	$100,000
Identifying and acquiring oil and gas property	$100,000
Operating the new property	To be determined
Total	To be determined

As at November 30, 2011, we had cash of $417,853 and working capital of $381,715. We will require additional financing before we acquire an oil and gas property and generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in exploration stage operations and have not generated any revenues. We cannot guarantee we will be successful in acquiring a profitable oil and gas lease property. Our business is subject to risks inherent in the establishment of a new business enterprise including limited capital resources.

There is no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

For the three months ended November 30, 2011, we posted loss of $81,503, had no revenue and incurred general and administrative expenses of $29,853 and professional and consulting fees of $51,650.

For the three months ended November 30, 2010, we posted loss of $2,000, had no revenue and incurred general and administrative expenses of $2,000.

The increase in expenses from the first quarter of 2011 to the first quarter of 2012 is due to our increased activities in 2012 relating to professional services for management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identification of an oil and gas property.

From inception to November 30, 2011, we incurred losses of $346,078.

We have had no revenues from inception. We currently are actively identifying a profitable oil and gas lease property..

Based on the plan of operation described below, management believes that our available cash will be sufficient to identify a profitable oil and gas lease property for the next 12 months.

Liquidity and capital resources

At November 30, 2011 we had a working capital of $381,715.

At November 30, 2011 our total assets of $435,153 consist of cash of $417,853 and prepaid expenses of $17,300.

At November 30, 2011 our total liabilities were $53,438, compared to our liabilities of $37,462 as at August 31, 2011.

Our principal capital resources have been acquired through the issuance of common stock.

As of the date of this report, we have yet to generate any revenues from our business operations.

During the three months ended November 30, 2011 we raised $20,000 by issuing a promissory note which bears annual simple interest rate of 12%. We also raised $500,000 by issuing 44,500,000 shares of our common stock and warrants to purchase 20,000,000 shares for $0.20 per share within two years. We paid $1,000 to redeem 24,753,333 shares of our common stock.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES

Effective November 7, 2011, we issued 44,500,000 shares of our common stock for gross proceeds of $500,000, and warrants to purchase 20,000,000 shares for $0.20 per share within two years.

ITEM 6.             EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of January, 2011.

BIDFISH.COM INC.
(Registrant)

BY:	/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, and Treasurer.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.