Form 10-Q
period 2012-02-29
DYM ENERGY Corp
filed 2012-04-10
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DYM ENERGY CORPORATION
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
YES [  ]     NO [ X  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,500,030 as of April 10, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DYM ENERGY CORPORATION
(formerly Bidfish.com Inc.)
(An Exploration Stage Company)
(Unaudited)
February 29, 2012

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Balance Sheets

	February 29, 2012 $ (Unaudited)	August 31, 2011 $

ASSETS

Current Assets
Cash and cash equivalents	159,898	1,680
Prepaid expenses	2,475	-
Total current assets	162,373	1,680

Equipment	17,000	-
Oil and gas property	205,154	-
Total Assets	384,527	1,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued interest	5,340	9,115
Accounts payable – related party	940	19,300
Due to related party	9,047	9,047
Promissory note	20,000	-

Total Current Liabilities	35,327	37,462
Total Liabilities	35,327	37,462

Commitments

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–

Common stock, 516,666,666 shares authorized, $0.001 par value; 55,500,030 and 35,753,363 shares issued and outstanding as of February 29, 2012 and August 31, 2011, respectively	55,500	35,753

Additional paid-in capital	672,293	193,040

Deficit accumulated during the exploration stage	(378,593)	(264,575)

Total Stockholders’ Equity (Deficit)	349,200	(35,782)

Total Liabilities and Stockholders’ Equity (Deficit)	384,527	1,680

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Statements of Operations
Three and Six Months Ended February 29, 2012 and February 28, 2011
the Period from June 27, 2006 (Inception) through February 29, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	June 27, 2006
	Ended	Ended	Ended	Ended	(Inception)
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Expenses

General and administrative	16,744	3,573	45,997	3,573	88,625
Professional and consulting fees	15,171	17,090	66,821	19,090	288,768

Total Expenses	31,915	20,663	112,818	22,663	377,393

Net loss from operations	(31,915)	(20,663)	(112,818)	(22,663)	(377,393)

Other income (expense)
Interest expense	(600)	-	(1,200)	-	(1,200)

Net Loss	(32,515)	(20,663)	(114,018)	(22,663)	(378,593)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	55,500,030	35,753,363	46,723,734	35,753,363

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Statements of Cash Flows
Six Months Ended February 29, 2012 and February 28, 2011
the Period from June 27, 2006 (Inception) through February 29, 2012
 (Unaudited)

	Six Months	Six Months	June 27, 2006
	Ended	Ended	(Inception)
	February 29,	February 28,	to February 29,
	2012 $	2011 $	2012 $

Operating Activities

Net loss for the period	(114,018)	(22,663)	(378,593)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800

Change in operating assets and liabilities:

Prepaid expenses	(2,475)	–	(2,475)
Accounts payable – related party	(18,360)	–	940
Accounts payable and accrued interest	(3,775)	13,616	5,340

Net Cash Used In Operating Activities	(138,628)	(9,047)	(361,988)

Investing Activities
Acquisition of equipment	(17,000)	–	(17,000)
Acquisition of oil and gas property	(195,376)	–	(195,376)
Development of oil and gas property	(9,778)	–	(9,778)
Net Cash Used in Investing Activities	(222,154)	–	(222,154)

Financing Activities

Promissory note	20,000	–	20,000
Advance from related party	–	9,047	28,040
Common share redemption	(1,000)	–	(1,000)
Proceeds from issuance of common stock	500,000	–	697,000

Net Cash Provided by Financing Activities	519,000	9,047	744,040

Change in Cash and Cash Equivalents	158,218	–	159,898

Cash and Cash Equivalents - Beginning of Period	1,680	22,522	–

Cash and Cash Equivalents - End of Period	159,898	22,522	159,898

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Contributed Capital – Debt Forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2012
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited interim financial statements of DYM Energy Corporation (Formerly Bidfish.com Inc.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2011 as reported in Form 10-K, have been omitted.

On January 27, 2012, the Company acquired an oil and gas lease located in Clay County, Texas. With these lease acquisitions, the Company began to conduct active business operations within the oil and gas industry. The Company plans to further identify and acquire oil and gas properties.

On March 15, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada.  The Amendment amended the Company’s Articles of Incorporation to change the name of the Company from “Bidfish.com, Inc.” to “DYM Energy Corporation”, which was approved by the Company’s majority shareholder by written consent in lieu of a meeting on January 31, 2012.  Approval of the Amendment by the Financial Industry Regulatory Authority is pending.

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.   Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to unproven properties,  geological expenditures, tangible and intangible development costs(including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of February 29, 2012, all of the Company's oil and gas properties were unproven and excluded from depletion.

2.   Oil and Gas Property

During the six months ended February 29, 2012, the Company acquired three contiguous oil and gas leases located in Clay County, Texas (the “Clay County Property”), containing total area of approximately 3,017 acres for cash payment of $172,026.   The three leases are as follows:

-	The Myers Ranch Lease Block is comprised of the following:

The Myers Ranch Lease Block contains approximately 1,840 acres, which is broken into a north lease of approximately 1057 acres and a south lease of 783 acres. There are three different mineral  owners in this entire lease block.  One mineral owner owns an interest in both the north and south leases, with one mineral owner having an interest in each of the leases.

The first lease was acquired on January 27, 2012. This lease has a three year term and  carries a 21% landowner’s royalty. This lease contains acreage in both the north and south leases. The second lease was acquired on February 2, 2012, for the remaining acreage in the north lease. This lease has a three year term and carries a 25% landowner’s royalty.

There is approximately 66% of the south lease that is still not leased.

-
The Belcher Lease was acquired on January 27, 2012, covering approximately 120 acres.  This lease has a one year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 12.5% landowner’s royalty.

During the six months ended February 29, 2012, the Company incurred professional fees and consulting fees of $23,350 in relation to the acquisition of the leases, and $9,778 on property development.

3.   Related Party Transactions

During the six months ended February 29, 2012, the Company incurred transfer agent fees of $3,432 and filing fees of $3,416 to a company of which the sole director and officer of the Company is the president. As of February 29, 2012 the Company had a balance of $940 owed to this related party, which is non-interest bearing, unsecured and payable on demand.

4.   Promissory Note

Effective September 9, 2011, the Company issued a promissory note of $20,000 to a shareholder and the former director of the Company at annual interest rate of 12%. The promissory note is unsecured and payable upon demand. As of February 29, 2012, the Company recorded accrued interest of $1,200 on the promissory note.

5.     Common and Preferred Stock

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

6.   Commitment

Effective November 30, 2011, the Company entered into a consulting agreement with Laszlo Consulting Services Inc. (“Laszlo”) for identifying oil and gas leases, conducting preliminary due diligence of the leases, assisting in the acquisition of the leases and advising on drilling and completing oil wells on the acquired property.

The term of the consulting agreement is for a minimum of two months after which it is on a month to month basis. The consulting services commenced on December 1, 2011 for which the compensation is $7,000 per month. As of the date of this report, Laszlo was paid $14,000 for this consulting work.

On January 17, 2012, the Company, Laszlo and DYME Energy 2, LLC (“DYME”), a private Texas company, signed a letter agreement on the search and acquisition of oil and gas leases with working interest equal to or higher than 75%. After the Company acquires the leases, the Company will re-assign the leases to Halter, L.P. for drilling and development, and will reserve a 40% of the 75% working interest. For any leases with working interest higher than 75% of total production, the interest in excess of 75% will be accounted for as overriding royalties to be assigned equally to the three parties. Halter, L.P. will engage the services of DYM Energy Inc. for drilling and operating the wells.

On January 17, 2012, the Company signed an agreement with Halter Oil & Gas, L.P. (“Halter, L.P.”), a Texas limited partnership, of which the Company’s sole director and officer is the general partner and president, whereby Halter, L.P. will develop the Company’s Meyers Leases, and complete, and operate the wells in the event the wells are of commercial value. In the event Halter, L.P. is successful in raising the capital needed to drill one or more wells on the leases, the Company will assign to Halter, L.P. 60% of its 75%, or equivalently 45% of the total production at the time of the drilling, testing and completion of the wells.

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

Business History

DYM Energy Corporation (“DYM”, or the “Company”) was incorporated on June 27, 2006, under its former name “Park and Sell Corp.” Prior to September 15, 2009, we were engaged in the business of offering vehicles, ATVs, motorcycles, campers, RVs and boats for sale privately at a fixed fee. It was our intention to be one of the few website driven businesses up and operating offering buyers and sellers the opportunity to search, view, contact, buy and sell privately owned vehicles, ATVs, motorcycles, campers, RVs and boats.  We commenced limited operations including a feasibility study and the search for an appropriate facility location.  As our management conducted due diligence on the recreational vehicle industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

Effective September 15, 2009, we completed a merger with our wholly-owned subsidiary, Bidfish.com, Inc., a Nevada corporation, for the purpose of effecting a change in our name from “Park and Sell Corp.” to “Bidfish.com, Inc.”  In conjunction with this transaction, our business plan changed to operating a website, Bidfish.com, that offered online entertainment shopping, specifically online auctions of consumer goods.

Also effective September 15, 2009, we effected a 31-for-1 forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 shares of common stock at $0.00001 par value to 3,100,000,000 shares of common stock at $0.00001 par value. Our issued and outstanding increased from 6,920,000 shares of common stock to 214,520,000 shares of common stock. Our preferred stock remained unchanged at 100,000,000 shares of preferred stock at $0.00001 par value.

Until November 7, 2011, change in control of our company, we operated the website “Bidfish.com” as an online entertainment shopping portal, without having made any sales through this plan of business.

Effective November 7, 2011, our board of directors approved a 1-for-6 reverse stock split of authorized, issued and outstanding shares of common stock.  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we issued one share for every six shares of common stock issued and outstanding immediately prior to the effective date of the reverse stock split.  As a result, our authorized capital decreased from 3,100,000,000 shares of common stock with a par value of $0.00001 to 516,666,666 shares of common stock with a par value of $0.001. Our authorized preferred stock remained unchanged at 100,000,000 shares of preferred stock with a $0.00001 par value.

Effective with the change in control of our company on November 7, 2011, we began to seek oil and gas properties to acquire.  With the acquisition of the oil and gas leases located in Clay County, Texas on January 27, 2012, we became engaged in the oil and gas industry, and our company, Bidfish.com, Inc., exited “shell company” status.

On March 15, 2012, we filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada.  The Amendment amended the Company’s Articles of Incorporation to change the name of the Company from “Bidfish.com, Inc.” to “DYM Energy Corporation” (the “Name Change”).  Approval of the Amendment by the Financial Industry Regulatory Authority is pending.

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

Effective November 7, 2011, the Company and Juan Carlos Espinosa, the previous controlling stockholder, completed a Redemption Agreement pursuant to which the Company redeemed 24,753,333 post-reverse split shares of common stock for $1,000 (the “Redemption”).

As a result of the Sale and Redemption, Halter owned approximately 80.18% of the then outstanding Common Stock of the Company.

Upon the completion of the Sale on November 7, 2011, Juan Carlos Espinosa resigned as the director of the Company and Kevin B. Halter, Jr. was appointed the new director of the Company.

On January 27, 2012, we acquired an oil and gas lease located in Clay County, Texas, which contains approximately 1,840 acres.  This lease has a three year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 21% landowner’s royalty.  Also on January 27, 2012, we acquired a second oil and gas lease located in Clay County, Texas, which contains approximately 120 acres.  This lease has a one year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 12.5% landowner’s royalty.  On February 2, 2012, we acquired an oil and gas lease located in Clay County, Texas, which contains approximately 1,057 acres.  This lease has a three year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 25% landowner’s royalty. We acquired the three oil and gas leases for cash in the total approximate amount of $172,000.  We acquired these leases with funds on hand.

While adjacent properties have produced oil and gas, there has not yet been any drilling on our leased acreage.  There is no assurance that any well or wells drilled on our leased acreage will produce oil and/or gas.

Our intention is to become a significant producer of oil and natural gas. We are in the process of determining the best course of action for developing our business.  We have recently formed an alliance with an affiliated oil and gas drilling partnership, Halter Oil and Gas, L.P., a Texas limited partnership.  We intend to assign working interests in our three leases to this limited partnership, in the event it is successful in raising the capital needed to drill one or more wells on the leases.  There is no assurance that limited partnership will be successful in raising the necessary capital.  In the event this limited partnership is unable to obtain sufficient capital, we may elect to develop our leases with outside participation. We intend to acquire additional oil and gas properties, including properties adjacent to our current leases, for development, which may involve farm-outs and/or joint ventures with industry partners.  We may develop other strategies for attaining our goal of becoming an oil and gas producing company.

We must obtain additional capital, whether directly or through our arrangement with Halter Oil and Gas, L.P., or similar entity, in order to develop our leases.  There is no assurance that we will ever possess sufficient capital with which to develop our leases.

Government Regulation

We are not currently subject to direct federal, state, provincial, or local regulations.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are an exploration stage company and currently have no employees, other than our sole officer and director.

Properties

Oil and Gas Leases.

We own an oil and gas lease located in Clay County, Texas, The Myers Ranch Lease which contains approximately 1,840 acres. This lease block is broken into a north lease of approximately 1057 acres and a south lease of 783 acres totaling 1,840 acres. There are three different mineral owners in this entire lease block.  One mineral owner owns an interest in both the north and south leases, with one mineral owner having an interest in each of the leases.

The first lease was acquired on January 27, 2012. This lease has a three year term and  carries a 21% landowner’s royalty. This lease contains acreage in both the north and south leases. The second lease was acquired on February 2, 2012, for the remaining acreage in the north lease. This lease has a three year term and carries a 25% landowner’s royalty.

There is approximately 66% of the south lease that is still not leased.

 We also own a second oil and gas lease located in Clay County, Texas, the Belcher Lease which contains approximately 120 acres. This lease was acquired on January 27, 2012 and has a one year term for so long thereafter as oil and/or gas is produced therefrom. This lease carries a 12.5% landowner's royalty.

Executive Offices.

Our office is located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.  An affiliate of our company provides this office space at no charge.

Plan of Operation

Cash Requirements

Over the next twelve months we intend to develop our oil and gas lease property and complete and operate wells that prove to be economically viable.

Estimated Funding Required During the Next Twelve Months

General and Administrative	$100,000
Develop the leases and complete the wells	$2,400,000
Total	$2,500,000

As at February 29, 2012, we had cash of $159,898 and working capital of $127,046. We will require additional financing to complete our lease development and wells, as well as potentially acquire more oil and gas properties before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

There are no assurances that we will be able to obtain additional funds required for our planned operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in exploration stage operations and have not generated any revenues. For our business plan to succeed, we will develop our oil and gas properties to a stage at which oil and gas are being produced profitably in commercial quantities. There can be no assurance that exploration and production activities, if any, will produce oil and gas in commercial quantities, if any at all.  There can be no assurance that sales of oil and gas production will generate significant revenues for a sustained period or that we will be able to achieve or sustain profitability in any future period.

There is no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Six months ended February 29, 2012 and February 28, 2011

For the six months ended February 29, 2012, we posted losses of $114,018, had no revenue and incurred general and administrative expenses of $45,997, professional and consulting fees of $66,821 and interest expense of $1,200.

For the six months ended February 28, 2011, we posted losses of $22,663, had no revenue and incurred general and administrative expenses of $3,573 and professional and consulting fees of $19,090.

The increase in expenses from the first six months of 2011 to the first six months of 2012 is due to our increased activities in 2012 relating to professional and consulting services engaged for our change of management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identification of our oil and gas properties.

Three months ended February 29, 2012 and February 28, 2011

For the three months ended February 29, 2012, we posted losses of $32,515, had no revenue and incurred general and administrative expenses of $16,744, professional and consulting fees of $15,171 and interest expense of $600.

For the three months ended February 28, 2011, we posted losses of $20,663, had no revenue and incurred general and administrative expenses of $3,573 and professional and consulting fees of $17,090.

The increase in expenses from the second quarter of 2011 to the second quarter of 2012 is due to our increased activities in 2012 relating to professional and consulting services engaged for our change of management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identification of our oil and gas properties.

From inception to February 29, 2012, we incurred losses of $378,593.

We have had no revenues from inception. We currently are actively identifying a profitable oil and gas lease property.

Based on the plan of operation described above, management believes that we will need additional financing to fund our operations.

Liquidity and capital resources

At February 29, 2012, we had a working capital of $127,046.

At February 29, 2012, our total assets of $384,527 consist of cash of $159,898, prepaid expenses of $2,475, equipment of $17,000 and oil and gas property of $205,154.

At February 29, 2012, our total liabilities were $35,327, compared to our liabilities of $37,462 as at August 31, 2011.

Our principal capital resources have been acquired through the issuance of common stock.

As of the date of this report, we have yet to generate any revenues from our business operations.

During the six months ended February 29, 2012 we raised $20,000 by issuing a promissory note which bears annual simple interest rate of 12%. We also raised $500,000 by issuing 44,500,000 shares of our common stock and warrants to purchase 20,000,000 shares for $0.20 per share within two years. We paid $1,000 to redeem 24,753,333 shares of our common stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended February 29, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of April, 2012.

DYM ENERGY CORPORATION
(Registrant)

BY:	/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, and Treasurer.