Form 10-Q
period 2012-05-31
DYM ENERGY Corp
filed 2012-07-10
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [  ]     NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,500,030 as of July 9, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DYM ENERGY CORPORATION
(Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
(Unaudited)
May 31, 2012

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Balance Sheets

	May 31, 2012 $ (Unaudited)	August 31, 2011 $

ASSETS

Current Assets
Cash and cash equivalents	69,163	1,680
Prepaid expenses	1,650	-
Total current assets	70,813	1,680

Oil and gas properties, full cost method	307,420	-
Total Assets	378,233	1,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued interest	1,800	9,115
Accounts payable – related party	3,336	19,300
Due to related party	9,047	9,047
Promissory note	20,000	-
Total Current Liabilities	34,183	37,462

Total Liabilities	34,183	37,462

Commitments
Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–
Common stock, 516,666,666 shares authorized, $0.001 par value; 55,500,030 and 35,753,363 shares issued and outstanding on May 31, 2012 and August 31, 2011 respectively	55,500	35,753
Additional paid-in capital	672,293	193,040
Deficit accumulated during the exploration stage	(383,743)	(264,575)
Total Stockholders’ Equity (Deficit)	344,050	(35,782)

Total Liabilities and Stockholders’ Equity (Deficit)	378,233	1,680

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Statements of Operations
Three and Nine Months Ended May 31, 2012 and May 31, 2011 and
the Period from June 27, 2006 (Inception) through May 31, 2012
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	June 27, 2006
	Ended	Ended	Ended	Ended	(Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Expenses

General and administrative	6,155	378	52,152	3,951	94,780
Professional and consulting fees	5,925	3,650	72,746	22,740	294,693

Total Expenses	12,080	4,028	124,898	26,691	389,473

Loss from operations	(12,080)	(4,028)	(124,898)	(26,691)	(389,473)

Other income (expense)
Gain on transfer of equipment	7,530	–	7,530	–	7,530
Interest expense	(600)	–	(1,800)	–	(1,800)

Net Loss	(5,150)	(4,028)	(119,168)	(26,691)	(383,743)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	55,500,030	35,753,363	50,599,397	35,753,363

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (A Exploration Stage Company)
Statements of Cash Flows
Nine Months Ended May 31, 2012 and May 31, 2011 and
the Period from June 27, 2006 (Inception) through May 31, 2012
 (Unaudited)

	Nine Months	Nine Months	June 27, 2006
	Ended	Ended	(Inception)
	May 31,	May 31,	to May 31,
	2012 $	2011 $	2012 $

Operating Activities

Net loss for the period	(119,168)	(26,691)	(383,743)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800
Gain on transfer of equipment	(7,530)	–	(7,530)

Change in operating assets and liabilities:

Prepaid expenses	(1,650)	–	(1,650)
Accounts payable – related party	(15,964)	–	3,336
Accounts payable and accrued interest	(7,315)	(3,107)	1,800

Net Cash Used In Operating Activities	(151,627)	(29,798)	(374,987)

Investing Activities
Acquisition of equipment	(17,000)	–	(17,000)
Acquisition of oil and gas properties	(196,776)	–	(196,776)
Development of oil and gas properties	(86,114)	–	(86,114)
Net Cash Used in Investing Activities	(299,890)	–	(299,890)

Financing Activities

Promissory note	20,000	–	20,000
Advance from related party	–	9,047	28,040
Common share redemption	(1,000)	–	(1,000)
Proceeds from issuance of common stock	500,000	–	697,000

Net Cash Provided by Financing Activities	519,000	9,047	744,040

Change in Cash and Cash Equivalents	67,483	(20,751)	69,163

Cash and Cash Equivalents - Beginning of Period	1,680	22,522	–

Cash and Cash Equivalents - End of Period	69,163	1,771	69,163

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Transfer of equipment to oil and gas properties	24,530	–	24,530
Contributed Capital – Debt Forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
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

On January 27, 2012 the Company acquired oil and gas leases located in Clay County, Texas. With these lease acquisitions, the Company began to conduct active business operations within the oil and gas industry. The Company plans to further identify and acquire oil and gas properties.

On March 15, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada.  The Amendment amended the Company’s Articles of Incorporation to change the name of the Company from “Bidfish.com, Inc.” to “DYM Energy Corporation”, which was approved by the Company’s majority shareholder by written consent in lieu of a meeting on January 31, 2012.  Approval of the Amendment by the Financial Industry Regulatory Authority was received on April 23, 2012.

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.   Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to unproven properties,  geological expenditures, tangible and intangible development costs(including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of May 31, 2012, all of the Company's oil and gas properties were unproven and excluded from depletion.

2.   Oil and Gas Properties

During the nine months ended May 31, 2012, the Company acquired three contiguous oil and gas leases located in Clay County, Texas (the “Clay County Property”), containing total area of approximately 3,017 acres for cash payment of $172,026.   The three leases are as follows:

-	The Meyers Ranch Lease Block is comprised of the following:

The Meyers Ranch Lease Block contains approximately 1,840 acres, which is broken into a north lease of approximately 1,057 acres and a south lease of 783 acres. There are three different mineral owners in this entire lease block.  One mineral owner owns an interest in both the north and south leases, with one mineral owner having an interest in each of the leases.

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

During June, 2012 the first well was spudded on the Meyers Ranch Lease of which the Company owns 19.2211% of the 75% working interest, and a private partnership partially owned by the sole director and officer of the Company owns 20% of the 75% working interest.

-
The Belcher Lease was acquired on January 27, 2012, covering approximately 120 acres.  This lease has a one year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 12.5% landowner’s royalty.

During the nine months ended May 31, 2012 the Company incurred $73,589 on earning 16.9997% of the 75% working interest in the first well on the Belcher Lease. A private partnership partially owned by the sole director and officer of the Company owns 19.9869% of the 75% working interest.

The well carries 12.5% overriding interest. A private partnership partially owned by the sole director and officer of the Company owns 3.8333% overriding interest.

During the nine months ended May 31, 2012, the Company incurred professional fees and consulting fees of $24,750 in relation to the acquisition of the leases and $12,525 on property development.

3.   Related Party Transactions

During the nine months ended May 31, 2012, the Company incurred transfer agent fees of $4,800 and filing fees of $5,269 to a company of which the sole director and officer of the Company is the president. As of May 31, 2012 the Company had a balance of $3,336 owed to this related party, which is non-interest bearing, unsecured and payable on demand.

4.    Promissory Note

Effective September 9, 2011 the Company issued a promissory note of $20,000 to a shareholder and the former director of the Company at annual interest rate of 12%. The promissory note is unsecured and payable upon demand. As of May 31, 2012, the Company recorded accrued interest of $1,800 on the promissory note.

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

6.   Commitments

Effective November 30, 2011 the Company entered into a consulting agreement with Laszlo Consulting Services Inc. (“Laszlo”) for identifying oil and gas leases, conducting preliminary due diligence of the leases, assisting in the acquisition of the leases and advising on drilling and completing oil wells on the acquired property.

The term of the consulting agreement is for a minimum of two months after which it is on a month to month basis. The consulting services commenced on December 1, 2011 for which the compensation is $7,000 per month. As of May 31, 2012, Laszlo was paid $14,000 for this consulting work.

On January 17, 2012, the Company, Laszlo and DYME Energy 2, LLC (“DYME”), a private Texas company, signed a letter agreement on the search and acquisition of oil and gas leases with working interest equal to or higher than 75%. After the Company acquires the leases, the Company will re-assign the leases to Halter Oil & Gas, L.P. (“Halter, L.P.”), a Texas limited partnership of which the Company’s sole director and officer is the general partner and president for drilling and development, and will reserve a 40% of the 75% working interest. For any leases with working interest higher than 75% of total production, the interest in excess of 75% will be accounted for as overriding royalties to be assigned equally to the three parties. Halter, L.P. will engage the services of DYM Energy Inc. for drilling and operating the wells.

On January 17, 2012, the Company signed an agreement with Halter, L.P., whereby Halter, L.P. will develop the Company’s Meyers Leases, as well as complete and operate the wells in the event the wells are of commercial value. In the event Halter, L.P. is successful in raising the capital needed to drill one or more wells on the leases, the Company will assign to Halter, L.P. 60% of its 75%, or equivalently 45% of the total production at the time of the drilling, testing and completion of the wells. On June 15, 2012, the Company and Halter, L.P. mutually terminated this agreement.

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

On March 15, 2012, we filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada.  The Amendment amended the Company’s Articles of Incorporation to change the name of the Company from “Bidfish.com, Inc.” to “DYM Energy Corporation” (the “Name Change”).  Approval of the Amendment by the Financial Industry Regulatory Authority was received on April 23, 2012.

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

Our intention is to become a significant producer of oil and natural gas. We recently mutually terminated our agreement with Halter Oil and Gas, L.P., a Texas limited partnership, whereby we would assign working interests in our three leases to this limited partnership, in the event it is successful in raising the capital needed to drill one or more wells on the leases.

On May12, 2012, the first well on our Belcher Lease, Clay County, Texas, was completed.  The well showed initial potential of 40 barrels of oil per day, with 38 barrels of water, on its initial test. The well was completed in the Upper Strawn formation and hydraulically fractured.  It was placed into production on May 12, 2012.  Our company owns16.9997% of the 75% working interest in the well.

We intend to drill additional wells on the DYM-Halter Lease, with our second well on our Meyers Ranch lease spudded on June 24, 2012 of which we own 19.2211% of the 75% working interest.

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

Properties

Oil and Gas Leases.

We own an oil and gas lease located in Clay County, Texas, The Meyers Ranch Lease which contains approximately 1,840 acres. This lease block is broken into a north lease of approximately 1,057 acres and a south lease of 783 acres totaling 1,840 acres. There are three different mineral owners in this entire lease block.  One mineral owner owns an interest in both the north and south leases, with one mineral owner having an interest in each of the leases.

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

As at May 31, 2012, we had cash of $69,163 and working capital of $36,630. We will require additional financing to complete our lease development and wells, as well as potentially acquire more oil and gas properties before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

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

Results of operations

Nine months ended May 31, 2012 and 2011

For the nine months ended May 31, 2012, we posted losses of $119,168, had no revenue and incurred general and administrative expenses of $52,152, professional and consulting fees of $72,746 ,interest expense of $1,800 and a gain on transfer of equipment of $7,530.

For the nine months ended May 31, 2011, we posted losses of $26,691, had no revenue and incurred general and administrative expenses of $3,951 and professional and consulting fees of $22,740.

The increase in expenses from the first nine months of 2011 to the first nine months of 2012 is due to our increased activities in 2012 relating to our change of business and management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identifying our oil and gas properties.

Three months ended May 31, 2012 and 2011

For the three months ended May 31, 2012, we posted losses of $5,150, had no revenue and incurred general and administrative expenses of $6,155, professional and consulting fees of $5,925, interest expense of $600 and a gain on transfer of equipment of $7,530.

For the three months ended May 31, 2011, we posted losses of $4,028, had no revenue and incurred general and administrative expenses of $378 and professional and consulting fees of $3,650.

The increase in expenses from the third quarter of 2011 to the third quarter of 2012 is due to our increased activities in 2012 relating to our change of business and management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identifying our oil and gas properties.

From inception to May 31, 2012, we incurred losses of $383,743.

We have had no revenues from inception. We currently are developing our oil and gas lease properties.

Based on the plan of operation described above, we will need additional financing to fund our operations.

Liquidity and capital resources

At May 31, 2012, we had a working capital of $36,630.

At May 31, 2012, our total assets of $378,233 consist of cash of $69,163, prepaid expenses of $1,650, and oil and gas property of $307,420.

At May 31, 2012, our total liabilities were $34,183, compared to our liabilities of $37,462 as at August 31, 2011.

Our principal capital resources have been acquired through the issuance of common stock.

As of the date of this report, we have yet to generate any revenues from our business operations.

During the nine months ended May 31, 2012 we raised $20,000 by issuing a promissory note which bears annual simple interest rate of 12%. We also raised $500,000 by issuing 44,500,000 shares of our common stock and warrants to purchase 20,000,000 shares for $0.20 per share within two years. We paid $1,000 to redeem 24,753,333 shares of our common stock.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $383,743 as of May 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended May 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A.	RISK FACTORS

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of July, 2012.

DYM ENERGY CORPORATION
(Registrant)

BY:	/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, and Treasurer.