Form 10-K
period 2012-08-31
DYM ENERGY Corp
filed 2012-11-13
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2012

Commission file number 000-53512

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
YES [   ]     NO [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $623,595 based on the last sales price of the issuer’s common shares on November 7, 2011.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 55,500,030 common shares issued and outstanding as of November 9, 2012.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the United States and global market for oil and gas, which come from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

References in this Annual Report on Form 10-K, unless another date is stated, are to August 31, 2012. As used herein, the "Company," “DYM Energy,” "we," "us," "our" and words of similar meaning refer to DYM Energy Corporation.

ITEM 1.	BUSINESS.

Business History

Our company was incorporated on June 27, 2006, under the name Park and Sell Corp.  Prior to September 15, 2009, we were engaged in the business of offering vehicles, ATVs, motorcycles, campers, RVs and boats for sale privately at a fixed fee. It was our intention to be one of the few website-driven businesses offering buyers and sellers the opportunity to search, view, contact, buy and sell privately owned vehicles, ATVs, motorcycles, campers, RVs and boats.  As this business plan proved to be unsuccessful, our management then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities.

Effective September 15, 2009, we completed a merger with our wholly-owned subsidiary, Bidfish.com, Inc., a Nevada corporation, for the purpose of effecting a change in our name from Park and Sell Corp. to Bidfish.com, Inc. In conjunction with this transaction, our business plan changed to operating a website, Bidfish.com, which offered online entertainment shopping, specifically online auctions of consumer goods until November 7, 2011.

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

Effective with the change in control of our company on November 7, 2011, we changed our business focus to acquisition and development of oil and gas properties.

Current Business

Our intention is to become a significant producer of oil and natural gas. We formed an alliance with an affiliated oil and gas drilling partnership, Halter Oil and Gas, L.P., a Texas limited partnership, whereby we would assign working interests in our three leases to this limited partnership in the event it is successful in raising the capital needed to drill wells on the leases.

On January 27, 2012, we acquired an oil and gas lease located in Clay County, Texas, which contains approximately 1,840 acres, from a third party, Glynda Gentry.  This lease has a three year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease is burdened with a 21% landowner’s royalty.  Also on January 27, 2012, we acquired a second oil and gas lease located in Clay County, Texas, which contains approximately 120 acres, from a third party, J.H. Belcher.  This lease has a three year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease is burdened with a 12.5% landowner’s royalty.  On February 2, 2012, we acquired an oil and gas lease located in Clay County, Texas, which contains approximately 1,057 acres, from a third party, Royalty Clearinghouse, Ltd.  This lease has a three year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease is burdened with a 25% landowner’s royalty. None of the persons from whom we acquired a lease is an affiliate of our company.

On May12, 2012, the first well on our Belcher Lease, Clay County, Texas, was completed.  The well showed initial potential of 40 barrels of oil per day, with 38 barrels of water, on its initial test. The well was completed in the Upper Strawn formation and hydraulically fractured.  It was placed into production on May 12, 2012.  Our company owns 16.9997% of the 75% working interest in the well, which started to generate revenue for our company from June, 2012.

On August 15, 2012, the first well the Meyers Halter #1 (the “Well”) on our Myers Lease, Clay County, Texas, was completed.  The Well showed initial potential of 20 barrels of oil per day, with 60 barrels of water, on its initial test. The Well was completed in the Upper and Middle Strawn formation and hydraulically fractured.  Our company owns a working interest in the Well equal to 19.2211% of the 75% working interest in the well.

We intend to acquire additional oil and gas properties, including properties adjacent to our current leases, for development, which may involve farm-outs and/or joint ventures with industry partners.

We must obtain additional capital, whether directly or through our arrangement with Halter Oil and Gas, L.P., or similar entity, in order to develop our leases.  And we may develop other strategies for attaining our goal of becoming an oil and gas producing company. There is no assurance that we will possess sufficient capital with which to develop our leases.

The report of our auditors on our audited financial statements for the fiscal year ended August 31, 2012 contains a going concern explanatory paragraph as we have suffered losses since our inception.  We have limited assets and have achieved limited operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  We will be required to raise additional capital and/or debt over the next twelve months to meet our ongoing expenditures.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol BDFH.

Regulations

The oil and gas industry is the subject of extensive regulation at the federal and state levels, including, among others, regulation by the Environmental Protection Agency. We intend to take all measures necessary in our attempts to comply with all applicable regulations effecting the drilling and completing of one or more well.  If we are unable to comply with such regulations, it could have a material adverse effect on our company.

Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both.  It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder.  Drilling and production operations are also subject to laws and regulations concerning occupational safety and health.  It is not anticipated that we will be required, in the near future, to expend material amounts in complying with environmental or occupational safety and health laws and regulations.  However, inasmuch as such laws and regulations are frequently changed, it is impossible to predict the ultimate cost of compliance.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are an exploration stage company and currently have no employees, other than our sole officer.

.
ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below before deciding to purchase shares of our common stock.

Risks Related to Our Company

Our limited history makes an evaluation of our company extremely difficult, and profits are not assured.

In view of our lack of history in the oil and gas exploration business and the fact that we do not have a current revenue stream from operations, it may be difficult for investors to evaluate our business and prospects.  Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  For our business plan to succeed, we will engage in the following activities:

-	Find and acquire rights in attractive oil and gas properties;
-	Develop or cause third parties to develop the oil and gas properties to a stage at which oil and gas are being produced in commercial quantities;
-	Procure purchasers of commercial production of oil and gas;
-	Comply with applicable laws and regulations;
-	Identify and enter into binding agreements with suitable business partners for future projects;
-	Raise a sufficient amount of funds to continue acquisition, exploration and development programs;
-	Respond to competitive developments and market changes; and
-	Attract, retain and motivate qualified personnel.

There can be no assurance that we will be successful in undertaking any or all of such activities.  A failure to undertake successfully most, if not all, of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations.  In addition, there can be no assurance that exploration and production activities, if any, will produce oil and gas in commercial quantities, if any at all.  There can be no assurance that sales of oil and gas production will generate significant revenues for a sustained period or that we will be able to achieve or sustain profitability in any future period.

Cumulative voting is not available to shareholders.

Cumulative voting in the election of directors is expressly denied in our Articles of Incorporation.  Accordingly, the holder or holders of a majority of the outstanding shares of our common stock may elect all of our directors.  Currently, our largest shareholder, Kevin B. Halter, Jr., is also our sole officer and director and Mr. Halter’s large percentage ownership of the outstanding common stock, approximately 80%, will enable him to maintain his positions as such and, thus, control of our business and affairs.

The low trading price of our common stock brings to bear additional regulatory requirements, which may negatively affect the trading price.

The trading price of our common stock is below $5.00 per share.  As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock.  As a consequence, the market liquidity of our common stock could be severely and negatively affected by these regulatory requirements.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including rules subsequently implemented by the SEC, imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will be required to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will serve to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these new rules and regulations are expected to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and the independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and will expect that we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are unable to comply with the requirements of Section 404 in a timely manner, or if the independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of the stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Management controls a significant percentage of our current outstanding common stock and their interests may conflict with those of our shareholders.

Currently, our sole officer and director owns approximately 80% of our outstanding common stock.  This concentration of voting control gives this person control over any matters which require a shareholder vote, including, without limitation, the election of directors, even if his interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control.  This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

 We are dependent on our sole officer and director.

We depend on the services of our sole officer and director, Kevin B. Halter, Jr. The future loss of Mr. Halter could have a material adverse effect on our operations.  We do not maintain key-man life insurance with respect to Mr. Halter.

We may experience potential fluctuations in results of operations.

Our future revenues, if any, may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomic; (d) the ability to develop infrastructure to accommodate growth; (e) the ability to attract new independent producers with prospects in a timely and effective manner; and (f) the amount and timing of operating costs and capital expenditures relating to establishing our business operations and infrastructure.  As a result of our lack of operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which, if established, may fluctuate significantly from quarter to quarter.

Our company and any future operators of our projects depend on industry vendors and may not be able to obtain adequate services.

We will be largely dependent on industry vendors for our success.  These contracted services will include, but are not limited to, drilling, completion, workovers and reentries, geological evaluations, engineering, leasehold acquisition, operations, legal, investor relations/public relations and prospect generation.  We could be harmed if the operators of our projects fail to attract quality industry vendors to participate in the drilling of prospects or if industry vendors do not perform satisfactorily.  We will have little control over factors that influence the performance of such vendors.

Our company will rely on third parties for production services and processing facilities.

The marketability of the our production will depend upon the proximity of our reserves, if any, to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities.  The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties.  A shut-in or delay or discontinuance could materially adversely affect our financial condition.

Our directors and officers have limited liability and have rights to indemnification.

Our Articles of Incorporation and Bylaws provide, as permitted by governing Nevada law, that our directors and officers shall not be personally liable to the Company or any of its stockholders for monetary damages for breach of fiduciary duty as a director or officer, with certain exceptions.  The Articles further provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil litigation or criminal action brought against them on account of their being or having been its directors or officers unless, in such action, they are adjudged to have acted with gross negligence or willful misconduct.

The inclusion of these provisions in the Articles of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

The Articles of Incorporation provide for the indemnification of our officers and directors, and the advancement to them of expenses in connection with any proceedings and claims. The Articles include related provisions meant to facilitate the indemnitees' receipt of such benefits. These provisions cover, among other things: (i) specification of the method of determining entitlement to indemnification and the selection of independent counsel that will in some cases make such determination, (ii) specification of certain time periods by which certain payments or determinations must be made and actions must be taken, and (iii) the establishment of certain presumptions in favor of an indemnitee.

Risks Related To the Oil and Gas Business

Investment in the oil and gas business is risky.

Oil and gas exploration and development is an inherently speculative activity.  There is no certain method to determine whether or not a given prospect will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production.  There is always the risk that development of a prospect may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce.  There is no guarantee that a producing asset will continue to produce.  Because of the high degree of risk involved, there can be no assurance that we will recover any portion of an investment or that an investment in oil and gas exploration activities will be profitable.

The oil and gas business is subject to drilling and operational hazards.

The oil and gas business involves a variety of operating risks, including:
-	blowouts, cratering and explosions;
-	mechanical and equipment problems;
-	uncontrolled flows of oil and gas or well fluids;
-	Fires;
-	marine hazards with respect to offshore operations;
-	formations with abnormal pressures;
-	pollution and other environmental risks; and
-	natural disasters.

Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses.  Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks.  In accordance with customary industry practice, our operators will maintain insurance against some, but not all, of these risks and losses.  The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and the results of operations.

We will face fierce competition from other companies in the acquisition of development opportunities.

A large number of companies and individuals engage in drilling for gas and oil, and there is competition for desirable prospects.  We will encounter intense competition from other companies and other entities in the pursuit of quality prospects for investment.  We may be competing with numerous gas and oil companies which may have financial resources significantly greater than ours.

Oil and gas properties are subject to unanticipated depletion.

The acquisition of oil and gas prospects is almost always based on available geologic and engineering data, the extent and quality of which may vary in each case.  Successful wells may deplete more rapidly than the available geological and engineering data originally indicated.  Any unanticipated depletion would result in a lower return for our company or a loss to the shareholders.

Oil and gas prices are volatile.

Our revenues, cash flow, operating results, financial condition and ability to borrow funds or obtain additional capital will depend substantially on the prices that we receive for oil and gas production.  Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results.  Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically.  High oil and gas prices could preclude acceptance of our business model.  Depressed prices in the future would have a negative effect on our future financial results.

Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.  Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.  These factors include:

-	the threat of global terrorism;
-	regional political instability in areas where the exploratory wells are drilled;
-	the available supply of oil;
-	the level of consumer product demand;
-	weather conditions;
-	political conditions and policies in the greater oil producing regions, including the Middle East;
-	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
-	the price of foreign imports;
-	actions of governmental authorities; domestic and foreign governmental regulations; the price, availability and acceptance of alternative fuels; and
-	overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty future oil and gas prices.  Our inability to respond appropriately to changes in these factors could negatively affect our profitability.

Terrorist attacks and continued hostilities in the Middle East or other sustained military campaigns may adversely impact the industry and us.

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely impact us. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the oil and gas business is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may adversely impact us in unpredictable ways.

We are subject to domestic governmental regulations and hazards related to environmental issues.

Gas and oil operations in the United States are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations. The Environmental Protection Agency of the United States and the various state departments of environmental affairs closely regulate gas and oil production effects on air, water and surface resources.  Furthermore, proposals concerning regulation and taxation of the gas and oil industry are constantly before Congress.  It is impossible to predict future proposals that might be enacted into law and the effect they might have on our company.  Thus, restrictions on gas and oil activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have a material adverse effect on us.

Hazards in the drilling and/or the operation of gas and oil properties, such as accidental leakage or spillage, are sometimes encountered.  Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce distributions or result in the loss of company leases.  Although it is anticipated that insurance will be obtained by third-party operators for the benefit of our company, we may be subject to liability for pollution and other damages due to environmental events which cannot be insured against due to prohibitive premium costs, or for other reasons.  Environmental regulatory matters also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas.  Operations are subject to numerous stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the imposition of injunctions to force future compliance.

The Oil Pollution Act of 1990 (“OPA 90”) and its implementing regulations impose a variety of requirements related to the prevention of oil spills, and liability for damages resulting from such spills in United States waters. OPA 90 imposes strict joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operation regulation. If a party fails to report a spill or to cooperate fully in a cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. For onshore facilities, the total liability limit is $350 million. OPA 90 also requires a responsible party at an offshore facility to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and analogous state laws impose strict, joint and several liability on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These parties include the owner or operator of the site where the release occurred, and those that disposed or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be subject to joint and several liability for remediation costs at the site, and may also be liable for natural resource damages. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our company’s properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

ITEM 1B.                      Unresolved Staff Comments

None.

ITEM 2.                         PROPERTIES.

Oil and Gas Properties

Oil and Gas Leases.

We own two of oil and gas leases located in Clay County, Texas, which contains a total of approximately 3,017 acres.

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

Acquired on January 27, 2012, the first lease has a three year term and carries a 21% landowner’s royalty and contains acreage in both the north and south leases. Acquired on February 2, 2012, the second lease contains the remaining acreage in the north lease and has a three year term and carries a 25% landowner’s royalty.

-
The Belcher Lease was acquired on January 27, 2012, covering approximately 120 acres.  This lease has a one year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 12.5% landowner’s royalty.

Our leases are contiguous.  We expect to acquire additional adjacent acreage in the near future, although there is no assurance that it will take place.

Executive Office

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

ITEM 4.                         MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

While our common stock has recently been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “BDFH.OB”, there is currently no active public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

As of November 9, 2012 there were 53 holders of record of our common stock. As of such date, 55,500,030 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol BDFH.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Common Stock Purchase Warrants

As of November 9, 2012 we have warrants outstanding to purchase 20,000,000 shares of our common stock for $0.20 per share until November 7, 2013.

Recent Sales of Unregistered Securities

None.

ITEM 6.                         SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

During the year ended August 31, 2012 we generated revenues of $7,270 from our oil sales and incurred $1,672 direct production and sales costs. During the year ended August 31, 2011 we did not generate revenues or incur cost of sales.

During the year ending August 31, 2012 we had net loss from operation of $127,165 compared to net loss from operations of $51,724 in 2011. The increase was largely due to significant increase in operating expenses comprising of general and administrative expenses which increased from $22,584 in 2011 to $53,421 in 2012 and professional and consulting fees which increased from $29,140 in 2011 to $79,342 in 2012. The increases in the operating expenses resulted from our expanded operations from 2011 to 2012.

During the year ended August 31, 2012 we had a gain of $7,530 on transfer of equipment purchased in 2012 to our oil and gas property, and incurred interest expense of $2,707 on our promissory notes totaling $60,000 issued in 2012. We did not have such gain or interest expense in 2011.

The above transactions resulted in our net loss increase from $51,724 in 2011 to $122,342 in 2012.

Financial Condition, Liquidity and Capital Resources

At August 31, 2012, we had cash balance of $10,437 compared to $1,680 on August 31, 2011, working capital deficit of $62,883 on August 31, 2012 compared to working capital deficit of $35,782 on August 31, 2011, and total asset of $419,400 on August 31, 2012 compared to $1,680 on August 31, 2011.

During the year ended August 31, 2012, we used $154,014 in our operating activities, invested $396,229 in our oil and gas properties and funded our operations with $60,000 from issuance of three promissory notes and $500,000 from issuance of our common shares and common share purchase warrants. We also used $1,000 to redeem common shares.

During the year ended August 31, 2011, we used $29,889 in our operating activities and funded our operations with advance of $9,047 from our former officer and director Mr. Juan Carlos.

Plan of Operation and Cash Requirements

Over the next twelve months we intend to further acquire and develop oil and gas properties.  Our estimated funding requirements for the next twelve months are as follows:

General and Administrative	$150,000
Acquisition and development of oil and gas properties	$500,000
Total	$650,000

As of August 31, 2012, we had working capital deficit of $62,883. We will require additional financing before we generate significant revenues and profit. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

We plan to obtain additional financing through private placement, public offerings and/or debt financing necessary to support our working capital and investment requirements. To the extent that funds generated from operations and any private placements, public offerings and/or debt financing are insufficient, the Company will continue to rely on advances from our director and officer of the Company. As at the time of this report, there are no written commitments from existing or potential stockholders or lenders.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated limited revenues since inception and has an accumulated deficit of $386,917 as of August 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating and investment expenditures. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Our auditors have issued a going concern opinion. In such event that we do not obtain sufficient cash advances from our director and the president, or raise sufficient additional funds by secondary offering or private placement and/or debt financing, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm dated November 7, 2012;

-	Report of Independent Registered Public Accounting Firm dated November 26, 2008:

-	Balance Sheets at August 31, 2012 and 2011;

-	Statements of Operations for the years ended August 31, 2012 and 2011, and for the period from June 27, 2006 (inception) to August 31, 2012;

-	Statements of Stockholders’ Equity (Deficit) from June 27, 2006 (inception) to August 31, 2012;

-	Statements of Cash Flows for the years ended August 31, 2012 and 2011, and the period from June 27, 2006 (inception) to August 31, 2012;

-	Notes to the Financial Statements.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Mr. Kevin B. Halter, Jr. who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Mr. Halter concluded that as of and for the year ended August 31, 2012, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Mr. Kevin B. Halter, Jr. who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2012.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Halter concluded that, as of and for the year ended August 31, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarters ended August 31, 2012.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures. However, due to the limited size of our operations and the fact that our sole director and officer approves and carries out all the transactions and reviews and approves all reports, the impact of the ineffective internal control over our financial reporting is immaterial.

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

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Kevin B. Halter, Jr.	52	President, principal executive officer, treasurer,
		principal financial officer, principal accounting
		officer and sole member of the Board of Directors.

Background of officers and directors

On November 7, 2011 Mr. Juan Carlos Espinosa resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Concurrent with Mr. Espinosa’s resignations, Mr. Kevin B. Halter, Jr. was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer/Secretary and sole member of the Company’s Board of Directors.

Mr. Kevin B. Halter, Jr. has been President of Securities Transfer Corporation since 1987, an SEC registered stock transfer company.  He has been a Vice President and Director of Halter Capital Corporation since 1987.  He has been the President, Secretary and Director of SMSA Kerrville since November 9, 2010. From December 9, 2010 until January 16, 2011 he served as a member of the Board, and as the Company’s CEO, Chief Financial Officer and Secretary of Ventura Assets Limited. From 1994 to September 3, 2010 he has served as Vice President and Director of Millennia, Inc. From August 4, 1998 until February 27, 2004 he was a Director and Secretary-Treasurer of Millennia Tea Masters, Inc., now known as Voip, Inc.  From January 31, 2005 until March 2005 he was President and a Director of Meditech, Inc., now known as Deli Solar (USA) Inc.  From March 30, 2005 until January 30, 2006 he was President and a Director of Strong Technical, Inc., now known as Zhongpin, Inc.  From October 18, 2005 until December 7, 2005, he was President and a Director of General Devices, Inc., now known as Aduromed Industries, Inc.  From February 21, 2006 until February 5, 2008 he was President and a Director of Rub A Dub Soap, Inc., now known as Sentaida Tire Company Limited. On March 3, 2011 in Administrative Proceeding File No. 3-14285, In the Matter of Securities Transfer Corporation and Kevin Halter, Jr., an agreed order was entered censuring STC and requiring STC to retain a consultant to review all internal systems and recommend procedures to safeguard the funds and securities of its customers on deposit and to submit to continuing oversight review by such consultant. STC was fined $10,000, and Mr. Kevin Halter, Jr. was suspended for three months from associating in a supervisory capacity with a transfer agent, broker-dealer or investment advisor. Such order arose from a situation in which a former financial officer of STC commingled funds of STC and of its clients.

Conflicts of Interest

Our sole director and officer is not obligated to commit his full time and attention to our business and, accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. In the course of his other business activities, he may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. He may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and Directors of a corporation are required to present business opportunities to the corporation if:

-	the corporation could financially undertake the opportunity;

-	the opportunity is within the corporation’s line of business; and

-	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to amend our code of ethics and specify that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past ten years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

As at August 31, 2012 and the date of this report, we do not have a separately-designated audit committee of the board.  Audit committee functions are performed by our sole director Mr. Kevin B. Halter, Jr., who is not deemed independent, as he also holds positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Our sole officer and directors does not have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is filed as an exhibit to our Form 10K for the year ended August 31, 2010 on January 12, 2012.

Independence of Directors

We are not required to have independent members of our Board of Directors.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because of the limited size of our operations and the fact that the functions of such committees can be adequately performed by the Board of Directors.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.  We have adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The Board of Directors exercises direct oversight of strategic risks to the Company.

ITEM 11.                       EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended August 31, 2006, to 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)

President and Treasurer:
Kevin B. Halter, Jr.	2012	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2011	0	0	0	0	0	0	0	0
Juan Carlos Espinosa	2010	0	0	0	0	0	0	0	0

No Executive Officer received any bonus, restricted stock awards, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other material compensation since the Company was incorporated, and no salaries are being accrued.

Compensation of Directors

Our Board of Directors, currently consisting of Mr. Kevin B. Halter, Jr., does not currently receive any consideration for their services as Directors of the Company. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of November 9, 2012 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 55,500,030 shares outstanding as of November 9, 2012, (ii) each of our Directors, (iii) each named executive officer, and (iv) all Directors and officers as a group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

	Direct Amount of	Percent
Name	Beneficial Owner(2)	of Class
Halter Energy Capital Corporation (1)	44,500,000	80.18%
All officers and directors as a group (1 Individual)	44,500,000	80.18%

(1)	Kevin B. Halter, Jr. is the owner of Halter Energy Capital Corporation
(2)	The amount does not include the common stock purchase warrants outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 31, 2006 we issued a total of 12,916,667 shares of restricted common stock to Michael Trumper, one of our officers and directors at the time in consideration of $2,500 and 12,916,667 shares of restricted common stock to Ryan Lockhart, one of our officers and directors at the time in consideration of $2,500.

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

During the year ended August 31, 2011 Mr. Juan Espinosa advanced $9,047 to the Company. As at August 31, 2012, the Company had a balance of $9,047 owed to Mr. Espinosa, which is unsecured, non-interest bearing and have no fixed terms of repayment.

On September 9, 2011 the Company issued a promissory note of $20,000 to Mr. Juan Espinosa at annual interest rate of 12%. The promissory note is unsecured and repayable upon demand.

Effective each of July 12, 2012 and August 1, 2012 the Company issued a promissory note of $20,000 to Mr. B Halter, Jr. at annual interest rate of 7%. The promissory note is unsecured and payable upon demand. As of August 31, 2012, the Company recorded accrued interest of $307 on the two promissory notes of $40,000.

During the year end August 31, 2011 the Company incurred transfer agent fees of $17,427 to a company of which Kevin B. Halter, Jr. is the president. During the year ended August 31, 2012, the Company incurred transfer agent fees of $4,952 and filing fees of $9,714 to the same related company. As at August 31, 2012 the Company had a balance of $3,488 owed to this related party, which is non-interest bearing, unsecured and payable on demand.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our officers and/or Directors.  In connection with the approval of the transactions described above, our officers and Directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our officers and Directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were as follows:

2012	$24,000	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2011	$14,500	LBB & Associates Ltd., LLP Independent Registered Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2011	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent accountant for tax compliance, tax advice, and tax planning was:

2012	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants
2011	$0	LBB & Associates Ltd., LLP Independent Registered Public Accountants

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for the products and services provided by the independent accountant, other than the services reported in paragraphs (1), (2), and (3) above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of November, 2012.

Signature	Title	Date

/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.	President, Chief Executive Officer,	November 13, 2012
2591 Dallas Parkway, Suite 102	Chief Financial Officer, Treasurer,
Frisco, TX 75034	Principal Accounting Officer, Secretary and a member of the Board of Directors
.

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
DYM Energy Corporation (formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Frisco, TX

We have audited the accompanying balance sheets of DYM Energy Corporation (the “Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from June 27, 2006 (Inception) to August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from June 27, 2006 (Inception) to August 31, 2008, which totals reflected a deficit of $59,940 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated November 26, 2008, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DYM Energy Corporation as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period from June 27, 2006 (Inception) to August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 7, 2012

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Park and Sell Corp. (subsequently Bidfish.com Inc. then DYM Energy Corporation)
(A Development Stage Company)

We have audited the statements of stockholders' deficit accumulated for the period from June 27, 2006 (Date of Inception) to August 31, 2008 of Park and Sell Corp. (subsequently Bidfish.com Inc. then DYM Energy Corporation) (A Development Stage Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the stockholders’ equity of Park and Sell Corp. (subsequently Bidfish.com Inc. then DYM Energy Corporation) (A Development Stage Company) as of August 31, 2008, and accumulated from June 27, 2006 (Date of Inception) to August 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 26, 2008

DYM Energy Corporation
  (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Balance Sheets

	August 31, 2012 $	August 31, 2011 $

ASSETS

Current Assets
Cash and cash equivalents	10,437	1,680
Prepaid expenses	825	-
Accounts receivable	1,097	-
Total current assets	12,359	1,680

Oil and gas properties, full cost method	407,041	-
Total Assets	419,400	1,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued interest – related party	2,707	9,115
Accounts payable – related party	3,488	19,300
Due to former officer	9,047	9,047
Promissory notes – related party	60,000	-
Total Current Liabilities	75,242	37,462

Asset retirement obligation	3,282	-
Total Liabilities	78,524	37,462

Commitments
Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–
Common stock, 516,666,666 shares authorized, $0.001 par value; 55,500,030 and 35,753,363 shares issued and outstanding on August 31, 2012 and August 31, 2011 respectively	55,500	35,753
Additional paid-in capital	672,293	193,040
Deficit accumulated during the exploration stage	(386,917)	(264,575)
Total Stockholders’ Equity (Deficit)	340,876	(35,782)

Total Liabilities and Stockholders’ Equity (Deficit)	419,400	1,680

The accompanying notes are an integral part of these financial statements.

DYM Energy Corporation
  (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended August 31, 2012 $	For the Year Ended August 31, 2011 $	June 27, 2006 (Inception) to August 31, 2012 $

Sales	7,270	–	7,270
Cost of sales	(1,672)	–	(1,672)

Gross Profit	5,598	–	5,598

Expenses:
General and administrative	53,421	22,584	96,049
Professional and consulting fees	79,342	29,140	301,289

Total expenses	132,763	51,724	397,338

Loss from operations	(127,165)	(51,724)	(391,740)

Other income (expense)
Gain on transfer of equipment	7,530	–	7,530
Interest expense	(2,707)	–	(2,707)

Net loss	(122,342)	(51,724)	(386,917)

Net loss per share:
Basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding:
Basic and diluted	51,831,250	35,753,363

The accompanying notes are an integral part of these financial statements.

DYM Energy Corporation
  (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

	For the year	For the year	June 27, 2006
	Ended	Ended	(Inception)
	August 31,	August 31,	to August 31,
	$2012	$2011	$2012

Operating Activities

Net loss for the period	(122,342)	(51,724)	(386,917)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800
Gain on transfer of equipment	(7,530)	–	(7,530)

Change in operating assets and liabilities:

Prepaid expenses	(825)	–	(825)
Accounts receivable	(1,097)	–	(1,097)
Accounts payable – related party	(15,812)	19,300	3,488
Accrued interest – related party	(6,408)	2,535	2,707
Net Cash Used In Operating Activities	(154,014)	(29,889)	(377,374)

Investing Activities
Acquisition of equipment	(17,000)	–	(17,000)
Acquisition of oil and gas properties	(196,776)	–	(196,776)
Development of oil and gas properties	(182,453)	–	(182,453)
Net Cash Used in Investing Activities	(396,229)	–	(396,229)

Financing Activities

Promissory notes - related party	60,000	–	60,000
Advance from related party	–	9,047	28,040
Common share redemption	(1,000)	–	(1,000)
Proceeds from issuance of common stock	500,000	–	697,000

Net Cash Provided by Financing Activities	559,000	9,047	784,040

Change in Cash and Cash Equivalents	8,757	(20,842)	10,437

Cash and Cash Equivalents - Beginning of Period	1,680	22,522	–

Cash and Cash Equivalents - End of Period	10,437	1,680	10,437

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Transfer of equipment to oil and gas properties	24,530	–	24,530
Contributed capital – debt forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

                                                                                                           DYM Energy Corporation
 (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Exploration Stage	Total
		$	$	$	$	$
Balance - June 27, 2006 (Inception)	-	-	-	-	-	-
Common stock issued for cash	25,833,363	25,833	(20,833)	(5,000)	-	-
Donated services	-	-	800	-	-	800
Net loss for the period	-	-	-	-	(16,309)	(16,309)
Balance - August 31, 2006	25,833,363	25,833	(20,033)	(5,000)	(16,309)	(15,509)
Proceeds received from stock subscriptions receivable	-	-	-	5,000	-	5,000
Donated services	-	-	4,800	-	-	4,800
Net loss for the year	-	-	-	-	(4,906)	(4,906)
Balance - August 31, 2007	25,833,363	25,833	(15,233)	-	(21,215)	(10,615)
Common stock issued for cash	9,920,000	9,920	182,080	-	-	192,000
Donated services	-	-	4,800	-	-	4,800
Net loss for the year	-	-	-	-	(38,725)	(38,725)
Balance - August 31, 2008	35,753,363	35,753	171,647	-	(59,940)	147,460
Donated services	-	-	2,400	-	-	2,400
Net loss for the year	-	-	-	-	(111,142)	(111,142)
Balance - August 31, 2009	35,753,363	35,753	174,047	-	(171,082)	38,718
Contributed capital - debt forgiveness	-	-	18,993	-	-	18,993
Net loss for the year	-	-	-	-	(41,769)	(41,769)
Balance - August 31, 2010	35,753,363	35,753	193,040	-	(212,851)	15,942
Net loss for the year	-	-	-	-	(51,724)	(51,724)
Balance - August 31, 2011	35,753,363	35,753	193,040	-	(264,575)	(35,782)
Common stock and warrants issued for cash	44,500,000	44,500	455,500	-	-	500,000
Common stock redemption	(24,753,333)	(24,753)	23,753	-	-	(1,000)
Net loss for the year	-	-	-	-	(122,342)	(122,342)
Balance – August 31, 2012	55,500,030	55,500	672,293	-	(386,917)	340,876

The accompanying notes are an integral part of these financial statements

DYM Energy Corporation
 (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012 and 2011

1.     Nature of Operations and Continuance of Business

DYM Energy Corporation (formerly Bidfish.com Inc., the “Company”), was incorporated in the State of Nevada on June 27, 2006. Effective September 15, 2009, the Company completed a merger with its wholly-owned subsidiary, Bidfish.com Inc., a Nevada corporation, for the purpose of effecting a change in the Company’s name from Park and Sell Corp. to Bidfish.com Inc., and a change in business from recreational vehicle sales and leasing to online entertainment shopping, specifically online auctions of consumer goods.

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

The Company is an Exploration Stage Company, as defined by Accounting Standards Codification “ASC”915 “Accounting and Reporting by Development Stage Enterprises”.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and/or its directors and officers, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2012, the Company has generated revenues of $7,270 and has accumulated losses of $386,917 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is working to secure additional financing to meet its obligations and working capital requirements over the next twelve months.

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

c) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC260, "Earnings per Share". ASC260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d) Comprehensive Loss

ASC220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

 f)     Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.   Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to unproven properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of August 31, 2012, all of the Company's oil and gas properties were unproven and excluded from depletion.

 g)      Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and accrued interest, accounts payable to related parties, due from former officer and promissory notes. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2012.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at August 31, 2012 and 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended August 31, 2012 and 2011.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

    h)    Fair value of financial instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
-
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and promissory notes, approximate their fair values due to the immediate or short-term maturities of these financial instruments. We have no level 2 or level 3 assets or liabilities.

i) Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

j) Foreign Currency Translation

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

k) Revenue Recognition

The Company recognizes oil and gas revenue under the sales method when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

    l) Asset retirement obligation

The Company is required to recognize a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development or normal operations of those assets.  Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred.  A corresponding increase to the carrying amount of the related asset, when one is identifiable, is recorded and amortized over the life of the asset.  Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed.  The amount of the liability is subject to re-measurement at each reporting period.  The estimates are based principally on legal and regulatory requirements.  It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation or changes in cost estimates.  Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

The Company estimated the total undiscounted cash flows required to settle its asset retirement obligation to be approximately $18,122, which will be incurred in 15 years. A credit adjusted risk free rate of 7% was used to calculate the estimated fair value of the asset retirement obligation in the amount of $3,282 at August 31, 2012.

    m) Newly Adopted Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

        n)    Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

3.   Oil and Gas Properties

During the year ended August 31, 2012, the Company acquired three contiguous oil and gas leases located in Clay County, Texas (the “Clay County Property”), containing total area of approximately 3,017 acres for cash payment of $172,026.   The three leases are as follows:

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

Acquired on January 27, 2012, the first lease has a three year term and carries a 21% landowner’s royalty and contains acreage in both the north and south leases. Acquired on February 2, 2012, the second lease contains the remaining acreage in the north lease and has a three year term and carries a 25% landowner’s royalty.

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

During the year ended August 31, 2012 the Company incurred $73,589 on earning 16.9997% of the 75% working interest in the first well on the Belcher Lease. A private partnership partially owned by the sole director and officer of the Company owns 19.9869% of the 75% working interest.

The well carries 12.5% overriding interest. A private partnership partially owned by the sole director and officer of the Company owns 3.8333% overriding interest.

During the year ended August 31, 2012, the Company incurred professional fees and consulting fees of $24,750 in relation to the acquisition of the leases and $12,525 on property development.

As of August 31, 2012, all of the Company’s oil and gas properties were unproven and excluded from depletion

4.   Related Party Transactions

During the year ended August 31, 2011, the former director and officer advanced $9,047 to the Company. As at August 31, 2012, the Company had a balance of $9,047 owed to him, which is unsecured, non-interest bearing and has no fixed terms of repayment.

During the year months ended August 31, 2012, the Company incurred transfer agent fees of $4,952 and filing fees of $9,714 to a company of which the sole director and officer of the Company is the president. As of August 31, 2012 the Company had a balance of $3,488 owed to this related party, which is non-interest bearing, unsecured and payable on demand.

5.    Promissory Notes - Related Party

Effective September 9, 2011 the Company issued a promissory note of $20,000 to the former director of the Company at annual interest rate of 12%. The promissory note is unsecured and payable upon demand. As of August 31, 2012, the Company recorded accrued interest of $2,400 on the promissory note.

Effective each of July 12, 2012 and August 1, 2012 the Company issued a promissory note of $20,000 to a shareholder who is also the director of the Company at annual interest rate of 7%. The promissory note is unsecured and payable upon demand. As of August 31, 2012, the Company recorded accrued interest of $307 on the two promissory notes of $40,000.

6.     Common and Preferred Stock

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

Effective November 7, 2011, the Company and Mr. Juan Carlos Espinosa, the controlling stockholder at the time, closed a Redemption Agreement pursuant to which the Company redeemed 24,753,333 shares of common stock for $1,000.

Upon completion of the transactions described above on November 7, 2011, Halter owned approximately 80.18% of the outstanding Common Stock of the Company.

As at August 31, 2012 and 2011, 55,500,030 and 35,753,363 shares of the Company’s common stock were issued and outstanding respectively, and no shares of the Company’s preferred stock are issued and outstanding.

7.      Income Taxes

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

The components of the net deferred tax asset at August 31, 2012 and 2011, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	August 31,	August 31,
	2012	2011
	$	$

Net Loss before taxes	(122,342)	(51,724)
Statutory rate	34%	34%

Computed expected tax recovery	(41,596)	(17,586)
Non-deductible expenses	–	–
Other	(2,176)	–

Change in valuation allowance	43,772	17,586
Reported income taxes	–	–

Deferred tax asset
- Cumulative net operating losses	129,870	86,098
- Less valuation allowance	(129,870)	(86,098)

Net deferred tax asset	–	–

The Company has incurred operating losses of $380,517 for income tax purposes which will expire from 2026 through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The ability of the Company to utilize their Net Operating Loss carryforwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.  The Company is currently evaluating any potential limitations.

8.   Commitments

Effective November 30, 2011 the Company entered into a consulting agreement with Laszlo Consulting Services Inc. (“Laszlo”) for identifying oil and gas leases, conducting preliminary due diligence of the leases, assisting in the acquisition of the leases and advising on drilling and completing oil wells on the acquired property.

The term of the consulting agreement is for a minimum of two months after which it is on a month to month basis. The consulting services commenced on December 1, 2011 for which the compensation is $7,000 per month. As of August 31, 2012, Laszlo was paid $14,000 for this consulting work.

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