Form 10-Q
period 2012-11-30
DYM ENERGY Corp
filed 2013-01-14
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [  ]     NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,500,030 as of January 14, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DYM ENERGY CORPORATION
(Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
(Unaudited)
November 30, 2012

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to the Financial Statements	6

DYM Energy Corporation
  (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Balance Sheets

	November 30, 2012 $ (Unaudited)	August 31, 2012 $

ASSETS

Current Assets
Cash and cash equivalents	5,774	10,437
Prepaid expenses	–	825
Accounts receivable	6,467	1,097
Total current assets	12,241	12,359

Oil and gas properties, full cost method	403,829	407,041
Total Assets	416,070	419,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	4,650	–
Accrued interest – related parties	4,007	2,707
Accounts payable – related parties	3,638	3,488
Due to former officer	9,047	9,047
Promissory notes – related parties	60,000	60,000
Total Current Liabilities	81,342	75,242

Asset retirement obligation	3,282	3,282
Total Liabilities	84,624	78,524

Commitments
Stockholders’ Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–
Common stock, 516,666,666 shares authorized, $0.001 par value; 55,500,030 shares issued and outstanding	55,500	55,500
Additional paid-in capital	672,293	672,293
Deficit accumulated during the exploration stage	(396,347)	(386,917)
Total Stockholders’ Equity	331,446	340,876

Total Liabilities and Stockholders’ Equity	416,070	419,400

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
 (Formerly Bidfish.com Inc.)
 (An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2012 $	Three Months Ended November 30, 2011 $	June 27, 2006 (Inception) to November 30, 2012 $

Sales	12,875	–	20,145
Cost of sales	(3,390)	–	(5,062)
			0
Gross Profit	9,485	–	15,083

Expenses:
General and administrative	1,035	29,253	97,084
Professional and consulting fees	16,580	51,650	317,869
Total expenses	17,615	80,903	414,953

Loss from operations	(8,130)	(80,903)	(399,870)

Other income (expense)			0
Gain on transfer of equipment	–	–	7,530
Interest expense	(1,300)	(600)	(4,007)

Net loss	(9,430)	(81,503)	(396,347)

Net loss per share:
Basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding:
Basic and diluted	55,500,030	40,744,000

The accompanying notes are an integral part of these financial statements.

DYM Energy Corporation
  (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	June 27, 2006
	Ended	Ended	(Inception)
	November 30,	November 30,	to November 30,
	$2012	$2011	$2012

Operating Activities

Net loss for the period	(9,430)	(81,503)	(396,347)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800
Gain on transfer of equipment	–	–	(7,530)

Change in operating assets and liabilities:

Prepaid expenses	825	(17,300)	–
Accounts receivable	(5,370)	–	(6,467)
Accounts payable	4,650	(9,115)	4,650
Accounts payable – related parties	150	4,491	3,638
Accrued interest – related parties	1,300	600	4,007

Net Cash Used In Operating Activities	(7,875)	(102,827)	(385,249)

Investing Activities
Acquisition of equipment	–	–	(17,000)
Acquisition of oil and gas properties	–	–	(196,776)
Development (recovery) of oil and gas properties	3,212	–	(179,241)
Net Cash Provided by (Used in) Investing Activities	3,212	–	(393,017)

Financing Activities

Promissory notes – related parties	–	20,000	60,000
Advance from related party	–	–	28,040
Common share redemption	–	(1,000)	(1,000)
Proceeds from issuance of common stock	–	500,000	697,000

Net Cash Provided by Financing Activities	–	519,000	784,040

Change in Cash and Cash Equivalents	(4,663)	416,173	5,774

Cash and Cash Equivalents - Beginning of Period	10,437	1,680	–

Cash and Cash Equivalents - End of Period	5,774	417,853	5,774

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Transfer of equipment to oil and gas properties	–	–	24,530
Contributed capital – debt forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

DYM Energy Corporation
 (Formerly Bidfish.com Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited interim financial statements of DYM Energy Corporation (Formerly Bidfish.com Inc.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2012 as reported in Form 10-K, have been omitted.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $396,347 as of November 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.   Oil and Gas Properties

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

During the three months ended November 30, 2012 the first well on the Meyers Ranch Lease commenced production. The Company owns 19.2211% of the 75% working interest of this well, and a private partnership partially owned by the sole director and officer of the Company owns 20% of the 75% working interest.

- The Belcher Lease was acquired on January 27, 2012, covering approximately 120 acres.  This lease has a one year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 12.5% landowner’s royalty.

The Company owns 16.9997% of the 75% working interest in the first well on the Belcher Lease, which has been in production since July, 2012. A private partnership partially owned by the sole director and officer of the Company owns 19.9869% of the 75% working interest. The well carries 12.5% overriding interest. A private partnership partially owned by the sole director and officer of the Company owns 3.8333% overriding interest.

As of November 30, 2012, all of the Company’s oil and gas properties were unproven and excluded from depletion.

3.   Related Party Transactions

During the three months ended November 30, 2012, the Company incurred filing fees of $150 to a company of which the sole director and officer of the Company is the president. As of November 30, 2012 the Company had a balance of $3,638 owed to this related party, which is non-interest bearing, unsecured and payable on demand.

4.    Promissory Notes - Related Parties

Effective September 9, 2011 the Company issued a promissory note of $20,000 to the former director of the Company at annual interest rate of 12%. The promissory note is unsecured and payable upon demand. As of November 30, 2012, accrued interest on the promissory note was $3,000.

During the year ended August 31, 2012 the Company issued two promissory notes for a total of $40,000 to a shareholder who is also the director of the Company at annual interest rate of 7%. The promissory notes are unsecured and payable upon demand. As of November 30, 2012, the Company recorded accrued interest of $1,007 on the promissory notes.

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

Business History

DYM Energy Corporation (“DYM”, or the “Company”) was incorporated on June 27, 2006, under its former name “Park and Sell Corp.” to engage in the business of offering vehicles for sale privately at a fixed fee. Upon realizing that this industry did not present the best opportunity for our company, the management started to search for alternative business opportunities to substantiate shareholder value.

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

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol "BDFH".

Current Business Operations

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

On August 15, 2012, the first well the Meyers Halter #1 (the “Well”) on our Myers Lease, Clay County, Texas, was completed.  The Well showed initial potential of 20 barrels of oil per day, with 60 barrels of water, on its initial test. The Well was completed in the Upper and Middle Strawn formation and hydraulically fractured.  Our company owns 19.2211% of the 75% working interest in the well, which started to generate revenue for our company from October, 2012.

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

We must obtain additional capital in order to develop our leases.  There is no assurance that we will ever possess sufficient capital with which to develop our leases.

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

Properties

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

As of the date of this report we have two producing wells on our oil and gas properties.

Executive Office

Our office is located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.  An affiliate of our company provides this office space at no charge.

Plan of Operation

Cash Requirements

Over the next twelve months we intend to develop our oil and gas lease property and complete and operate wells that prove to be economically viable.

Estimated Funding Required During the Next Twelve Months

General and Administrative	$150,000
Develop the leases and complete the wells	$1,600,000
Total	$1,750,000

As at November 30, 2012, we had cash of $5,774 and working capital deficit of $69,101. We will require additional financing to complete our lease development and wells, as well as potentially acquire more oil and gas properties before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in exploration stage and have not generated significant revenues. For our business plan to succeed, we will develop our oil and gas properties to a stage at which oil and gas are being produced profitably in commercial quantities. There can be no assurance that exploration and production activities will produce oil and gas in commercial quantities.  There can be no assurance that sales of oil and gas production will generate significant revenues for a sustained period or that we will be able to achieve or sustain profitability in any future period.

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

Results of operations

Three months ended November 30, 2012 and 2011

For the three months ended November 30, 2012, we posted net loss of $9,430. We generated revenue of $12,875 at cost of sales of $3,390 and incurred general and administrative expenses of $1,035, professional fees of $16,580 and interest expense of $1,300.

For the three months ended November 30, 2011, we posted net loss of $81,503, had no revenue, incurred general and administrative expenses of $29,253, professional and consulting fees of $51,650 and interest expense of $600.

The decrease in expenses from the first three months of fiscal 2012 to the first three months of fiscal 2013 is because during the former period we incurred significant expenses relating to our change of business and management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identifying our oil and gas properties.

Liquidity and capital resources

At November 30, 2012, we had a working capital deficit of $69,101.

At November 30, 2012, our total assets of $416,070 consisted of cash of $5,774, accounts receivable of $6,467, and oil and gas property of $403,829.

At November 30, 2012, our total liabilities were $84,624, including current liabilities of $81,342 and asset retirement obligation of $3,282.

Our principal capital resources have been acquired through the issuance of common stock.

During the three months ended November 30, 2012 we used $7,875 in our operating activities and received $3,212 from recovery of funds we had spent on developing our properties.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $396,347 as of November 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our director and officer, the impact of the limitations are not material.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting since our last fiscal year end that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934 and are not required to provide the information required under this item.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2013.

DYM ENERGY CORPORATION
(Registrant)

BY:	/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, and Treasurer.