Form 10-Q
period 2013-02-28
DYM ENERGY Corp
filed 2013-04-08
CIK 1418196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [  ]     NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,500,030 as of April 8, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DYM ENERGY CORPORATION
 (An Exploration Stage Company)
(Unaudited)
February 28, 2013

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to the Financial Statements	6

DYM Energy Corporation
 (An Exploration Stage Company)
Balance Sheets

	February 28, 2013 $	August 31, 2012 $
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	3,953	10,437
Prepaid expenses	–	825
Accounts receivable, net	1,069	1,097
Total current assets	5,022	12,359

Oil and gas properties, full cost method	403,829	407,041
Total Assets	408,851	419,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued interest – related parties	5,307	2,707
Accounts payable – related parties	3,638	3,488
Due to former officer	9,047	9,047
Promissory notes – related parties	60,000	60,000
Total Current Liabilities	77,992	75,242

Asset retirement obligation	3,282	3,282
Total Liabilities	81,274	78,524

Commitments

Stockholders’ Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	–	–
Common stock, 516,666,666 shares authorized, $0.001 par value; 55,500,030 shares issued and outstanding	55,500	55,500
Additional paid-in capital	672,293	672,293
Deficit accumulated during the exploration stage	(400,216)	(386,917)
Total Stockholders’ Equity	327,577	340,876

Total Liabilities and Stockholders’ Equity	408,851	419,400

The accompanying notes are an integral part of these financial statements.

DYM ENERGY CORPORATION
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	June 27, 2006
	Ended	Ended	Ended	Ended	(Inception)
	February 28,	February 29,	February 28,	February 29,	to February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenues	7,358	–	20,233	–	27,503
Cost of revenues	1,900	–	5,290	–	6,962

Gross Profit	5,458	–	14,943	–	20,541

Expenses
General and administrative	–	16,744	1,035	45,997	97,084
Professional and consulting fees	8,027	15,171	24,607	66,821	325,896

Total Expenses	8,027	31,915	25,642	112,818	422,980

Net loss from operations	(2,569)	(31,915)	(10,699)	(112,818)	(402,439)
Other income (expense)
Gain on transfer of equipment	–	–	–	–	7,530
Interest expense	(1,300)	(600)	(2,600)	(1,200)	(5,307)
Net Loss	(3,869)	(32,515)	(13,299)	(114,018)	(400,216)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	55,500,030	55,500,030	55,500,030	46,723,734

The accompanying notes are an integral part of these financial statements.

DYM Energy Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months	June 27, 2006
	Ended	Ended	(Inception)
	February 28,	February 29,	to February 28,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss	(13,299)	(114,018)	(400,216)

Adjustments to reconcile net loss to net cash used in operations:

Donated services	–	–	12,800
Gain on transfer of equipment	–	–	(7,530)

Change in operating assets and liabilities:

Prepaid expenses	825	(2,475)	–
Accounts receivable	28	–	(1,069)
Accounts payable – related parties	150	(18,360)	3,638
Accrued interest – related parties	2,600	(3,775)	5,307

Net Cash Used In Operating Activities	(9,696)	(138,628)	(387,070)

Investing Activities
Acquisition of equipment	–	(17,000)	(17,000)
Acquisition of oil and gas properties	–	(195,376)	(196,776)
(Development) recovery of oil and gas properties	3,212	(9,778)	(179,241)
Net Cash Provided by (Used in) Investing Activities	3,212	(222,154)	(393,017)

Financing Activities

Promissory notes – related parties	–	20,000	60,000
Advance from related party	–	–	28,040
Common share redemption	–	(1,000)	(1,000)
Proceeds from issuance of common stock	–	500,000	697,000

Net Cash Provided by Financing Activities	–	519,000	784,040

Change in Cash and Cash Equivalents	(6,484)	158,218	3,953

Cash and Cash Equivalents - Beginning of Period	10,437	1,680	–

Cash and Cash Equivalents - End of Period	3,953	159,898	3,953

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Transaction
Transfer of equipment to oil and gas properties	–	–	24,530
Contributed capital – debt forgiveness	–	–	18,993

The accompanying notes are an integral part of these financial statements.

DYM Energy Corporation
 (An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2013
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited interim financial statements of DYM Energy Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2012 as reported in Form 10-K, have been omitted.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $400,216 as of February 28, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The first lease was acquired on January 27, 2012. This lease has a three year term and carries a 21% landowner’s royalty. This lease contains acreage in both the north and south leases. The second lease was acquired on February 2, 2012, for the remaining acreage in the north lease. This lease has a three year term and carries a 25% landowner’s royalty. There is approximately 66% of the south acreage that is still not leased.

During the six months ended February 28, 2013 the first well on the Meyers Ranch Lease commenced production. The Company owns 19.2211% of the 75% net revenue interest of this well, and a private partnership partially owned by the sole director and officer of the Company owns 20% of the 75% working interest.

- The Belcher Lease was acquired on January 27, 2012, covering approximately 120 acres.  This lease has a one year term and for so long thereafter as oil and/or gas is produced therefrom.  This lease carries a 12.5% landowner’s royalty.

The Company owns 16.9997% of the 75% net revenue interest in the first well on the Belcher Lease, which has been in production since July, 2012. A private partnership partially owned by the sole director and officer of the Company owns 19.9869% of the 75% working interest. The well carries 12.5% overriding interest. A private partnership partially owned by the sole director and officer of the Company owns 3.8333% overriding interest.

As of February 28, 2013, all of the Company’s oil and gas properties were unproven and excluded from depletion.

3.   Related Party Transactions

During the six months ended February 28, 2013, the Company incurred filing fees of $150 to a company of which the sole director and officer of the Company is the president. As of February 28, 2013 the Company had a balance of $3,638 owed to this related party, which is non-interest bearing, unsecured and payable on demand.

4.    Promissory Notes - Related Parties

Effective September 9, 2011 the Company issued a promissory note of $20,000 to the former director of the Company at annual interest rate of 12%. The promissory note is unsecured and payable upon demand. As of February 28, 2013, accrued interest on the promissory note was $3,600.

During the year ended August 31, 2012 the Company issued two promissory notes for a total of $40,000 to a shareholder who is also the director of the Company at annual interest rate of 7%. The promissory notes are unsecured and payable upon demand. As of February 28, 2013, the Company recorded accrued interest of $1,707 on the promissory notes.

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

On May12, 2012, the first well on our Belcher Lease, Clay County, Texas, was completed.  The well showed initial potential of 40 barrels of oil per day, with 38 barrels of water, on its initial test. The well was completed in the Upper Strawn formation and hydraulically fractured.  It was placed into production on May 12, 2012.  Our company owns 16.9997% of the 75% net revenue interest in the well, which started to generate revenue for our company from June, 2012.

On August 15, 2012, the first well the Meyers Halter #1 (the “Well”) on our Myers Lease, Clay County, Texas, was completed.  The Well showed initial potential of 20 barrels of oil per day, with 60 barrels of water, on its initial test. The Well was completed in the Upper and Middle Strawn formation and hydraulically fractured.  Our company owns 19.2211% of the 75% net revenue interest in the well, which started to generate revenue for our company from October, 2012.

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

Properties

Oil and Gas Leases.

We own three contiguous oil and gas leases located in Clay County, Texas, which contains a total of approximately 3,017 acres.

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

As at February 28, 2013, we had cash of $3,953 and working capital deficit of $72,970. We will require additional financing to complete our lease development and wells, as well as potentially acquire more oil and gas properties before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.

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

Results of operations

Six months ended February 28, 2013 and February 29, 2012

For the six months ended February 28, 2013, we posted net loss of $13,299. We generated revenue of $20,233 at cost of sales of $5,290 and incurred general and administrative expenses of $1,035, professional and consulting fees of $24,607 and interest expense of $2,600.

For the six months ended February 29, 2012, we posted net loss of $114,018, had no revenue, incurred general and administrative expenses of $45,997, professional and consulting fees of $66,821 and interest expense of $1,200.

The decrease in expenses from the first six months of fiscal 2012 to the first six months of fiscal 2013 is because during the former period we incurred significant expenses related to our change of business and management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identifying our oil and gas properties.

Three months ended February 28, 2013 and February 29, 2012

For the three months ended February 28, 2013, we posted net loss of $3,869. We generated revenue of $7,358 at cost of sales of $1,900 and incurred general and administrative expenses of $nil, professional and consulting fees of $8,027 and interest expense of $1,300.

For the three months ended February 29, 2012, we posted net loss of $32,515, had no revenue, incurred general and administrative expenses of $16,744, professional and consulting fees of $15,171 and interest expense of $600.

The decrease in expenses from the three months ended February 28, 2012 to the three months ended February 29, 2013 is because during the former period we incurred significant expenses relating to our change of business and management, amendment to our article of incorporation, agreements on share issuances and redemption, as well as travel expenses and professional and consulting fees incurred for identifying our oil and gas properties

Liquidity and capital resources

At February 28, 2013, we had a working capital deficit of $72,970.

At February 28, 2013, our total assets of $408,851 consisted of cash of $3,953, accounts receivable of $1,069, and oil and gas property of $403,829.

At February 28, 2013, our total liabilities were $81,274, including current liabilities of $77,992 and asset retirement obligation of $3,282.

Our principal capital resources have been acquired through the issuance of common stock.

During the six months ended February 28, 2013 we used $9,696 in our operating activities and received $3,212 from recovery of funds we had spent on developing our properties.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $400,216 as of February 28, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on April 8, 2013.

DYM ENERGY CORPORATION
(Registrant)

BY:	/S/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, and Treasurer.